Form 10-Q
period 1996-08-31
AMERICAN HOMESTAR CORP
filed 1996-10-10
CIK 922812

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 1996

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                         Commission File Number 0-24210


                         AMERICAN HOMESTAR CORPORATION
             (Exact name of registrant as specified in its charter)


                TEXAS                                      76-0070846
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                   Identification Number)



        2450 SOUTH SHORE BOULEVARD, SUITE 300, LEAGUE CITY, TEXAS 77573
          (Address of principal executive offices, including zip code)


                                 (713) 334-9700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

Number of shares outstanding of each of the issuer's classes of common stock, as of October 2, 1996.

                Common Stock, Par Value $.05 Per Share     8,626,170

                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE
                                                                                                 ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - May 31, 1996 and August 31, 1996 . . . . . . . . . .      2
           Consolidated Statements of Operations - three months ended
               August 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
           Consolidated Statements of Cash Flows - three months ended
               August 31, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6


                                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .      9

                        PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                          MAY 31,          AUGUST 31,
                                                                           1996              1996
                                                                       ------------       ------------
                              ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 12,178,000       $ 17,408,000
   Cash in transit from financial institutions  . . . . . . . . .        22,148,000         21,697,000
                                                                       ------------       ------------
         Total cash and cash equivalents  . . . . . . . . . . . .        34,326,000         39,105,000
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .        35,363,000         41,247,000
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . .         5,229,000          4,840,000
   Manufacturer incentives receivable . . . . . . . . . . . . . .         1,143,000            939,000
   Prepaid expenses and other current assets  . . . . . . . . . .         4,625,000          4,126,000
                                                                       ------------       ------------
         Total current assets . . . . . . . . . . . . . . . . . .        80,686,000         90,257,000
Property, plant and equipment, net  . . . . . . . . . . . . . . .        19,569,000         20,738,000
Investment in affiliate . . . . . . . . . . . . . . . . . . . . .         2,435,000          2,457,000
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . .         3,000,000          3,000,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         3,165,000          3,563,000
                                                                       ------------       ------------
                                                                       $108,855,000       $120,015,000
                                                                       ============       ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan payable . . . . . . . . . . . . . . . . . . . . . .       $19,886,000         24,228,000
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        10,924,000         12,230,000
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .        12,037,000         13,892,000
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . .           263,000            316,000
                                                                       ------------       ------------
         Total current liabilities  . . . . . . . . . . . . . . .        43,110,000         50,666,000
Notes payable, less current installments  . . . . . . . . . . . .         3,663,000          3,593,000
Other long-term liabilities . . . . . . . . . . . . . . . . . . .         3,358,000          3,999,000
Minority interest in consolidated subsidiary  . . . . . . . . . .           710,000            810,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; no
     shares issued  . . . . . . . . . . . . . . . . . . . . . . .                --                 --
   Common stock, $0.05 par value; authorized 20,000,000 shares;
     issued and outstanding 8,617,170 and 8,621,420 shares at May
     31, 1996 and August, 31, 1996, respectively  . . . . . . . .           431,000            431,000
   Additional paid-in capital . . . . . . . . . . . . . . . . . .        36,112,000         36,028,000
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . .        21,471,000         24,488,000
                                                                       ------------       ------------
         Total shareholders' equity                                      58,014,000         60,947,000

                                                                       ------------       ------------
                                                                       $108,855,000       $120,015,000
                                                                       ============       ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                        THREE MONTHS ENDED AUGUST 31,
                                                                        ------------------------------
                                                                            1995               1996
                                                                         -----------        ----------
Revenues:
  Net sales   . . . . . . . . . . . . . . . . . . . . . . . . .          $53,770,000       $59,993,000
  Other revenues  . . . . . . . . . . . . . . . . . . . . . . .            5,886,000         6,713,000
                                                                         -----------       -----------
         Total revenues . . . . . . . . . . . . . . . . . . . .           59,656,000        66,706,000
                                                                         -----------       -----------
Costs and expenses:
  Cost of sales   . . . . . . . . . . . . . . . . . . . . . . .           40,707,000        44,200,000
  Selling, general and administrative   . . . . . . . . . . . .           14,514,000        16,862,000
                                                                         -----------       -----------
         Total costs and expenses . . . . . . . . . . . . . . .           55,221,000        61,062,000
                                                                         -----------       -----------
         Operating income . . . . . . . . . . . . . . . . . . .            4,435,000         5,644,000
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .             (690,000)         (578,000)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               29,000            40,000
                                                                         -----------       -----------
         Income before items shown below  . . . . . . . . . . .            3,774,000         5,106,000
Income tax expense  . . . . . . . . . . . . . . . . . . . . . .            1,513,000         2,010,000
                                                                         -----------       -----------
         Income before items shown below  . . . . . . . . . . .            2,261,000         3,096,000
Earnings in affiliate . . . . . . . . . . . . . . . . . . . . .                   --            22,000
Minority interest in income of consolidated subsidiary  . . . .              (79,000)         (100,000)
                                                                         ===========       ===========
         Net income . . . . . . . . . . . . . . . . . . . . . .          $ 2,182,000       $ 3,018,000
                                                                         ===========       ===========
Earnings per common share . . . . . . . . . . . . . . . . . . .          $      0.28       $      0.34
                                                                         ===========       ===========
Weighted average number of shares outstanding . . . . . . . . .            7,663,315         8,978,947
                                                                         ===========       ===========


                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                         THREE MONTHS ENDED AUGUST 31,
                                                                         -----------------------------
                                                                            1995              1996
                                                                         ------------     ------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .          $  2,182,000      $ 3,018,000
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . .               318,000          536,000
     Earnings in affiliate  . . . . . . . . . . . . . . . . . .                    --          (22,000)
     Minority interest in income of consolidated subsidiary . .                79,000          100,000
     Compensation expense on sale of common stock . . . . . . .                12,000           15,000
     Deferred taxes . . . . . . . . . . . . . . . . . . . . . .               (21,000)         (33,000)
     Decrease (increase) in accounts receivable . . . . . . . .            (1,653,000)         389,000
     Decrease in manufacturer incentive receivable  . . . . . .               169,000          204,000
     Decrease (increase) in inventories . . . . . . . . . . . .             1,305,000       (5,884,000)
     Decrease in prepaid expenses and other current assets  . .               234,000          499,000
     Increase in other assets . . . . . . . . . . . . . . . . .            (1,147,000)        (365,000)
     Increase in accounts payable . . . . . . . . . . . . . . .               744,000        1,306,000
     Increase in accrued expenses and other . . . . . . . . . .               831,000        1,855,000
     Increase in other liabilities  . . . . . . . . . . . . . .               758,000          641,000
                                                                          -----------      -----------
              Net cash provided by operating activities . . . .             3,811,000        2,259,000
                                                                          -----------      -----------
Cash flows from investing activities - purchases of property,
     plant and equipment  . . . . . . . . . . . . . . . . . . .            (2,604,000)      (1,705,000)
                                                                          -----------      -----------
Cash flows from financing activities:
  Secondary public offering costs   . . . . . . . . . . . . . .                    --         (129,000)
  Borrowings under floor plan payable   . . . . . . . . . . . .            32,601,000       40,024,000
  Repayment of floor plan payable   . . . . . . . . . . . . . .           (34,897,000)     (34,623,000)
  Participations in floor plan payable  . . . . . . . . . . . .              (795,000)      (1,059,000)
  Principal payments on long-term debt  . . . . . . . . . . . .              (121,000)         (17,000)
  Borrowings under long-term debt   . . . . . . . . . . . . . .               720,000               --
  Exercise of stock options   . . . . . . . . . . . . . . . . .                    --           29,000
                                                                          -----------      -----------
             Net cash provided by (used in) financing activities           (2,492,000)       4,225,000
                                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents  . . . . .            (1,285,000)       4,779,000
Cash and cash equivalents, beginning of period  . . . . . . . .            26,066,000       34,326,000
                                                                          -----------      -----------
Cash and cash equivalents, end of period  . . . . . . . . . . .           $24,781,000      $39,105,000
                                                                          ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest  . . . . . . . . . . . . . . . . . . .           $   603,000      $ 1,073,000
  Cash paid for income taxes  . . . . . . . . . . . . . . . . .               150,000           82,000
                                                                          ===========      ===========
Noncash investing and financing activity - purchase of property
  through the issuance of long-term debt  . . . . . . . . . . .           $ 2,000,000               --
                                                                          ===========      ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three months ended August 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1997. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

REPURCHASE AGREEMENTS

The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from twelve to fifteen months). At August 31, 1996, the Company's contingent repurchase liability was approximately $8.6 million.

INVENTORIES
A summary of inventories follows:


                                                    MAY 31,           AUGUST 31,
                                                     1996                1996
                                                  -----------       ------------
 Manufactured homes:
 New . . . . . . . . . . . . . . . . . . . . .    $29,818,000        $33,446,000
 Used  . . . . . . . . . . . . . . . . . . . .      1,878,000          3,009,000
 Furniture and supplies  . . . . . . . . . . .      1,505,000          2,598,000
 Raw materials and work-in-process . . . . . .      2,162,000          2,194,000
                                                  -----------        -----------
                                                  $35,363,000        $41,247,000
                                                  ===========        ===========

EARNINGS PER SHARE

The consolidated financial statements, including all references to the number of shares of common stock and all per share information, have been adjusted to reflect the 5-for-4 stock split effected on January 18, 1996. Earnings per common share are computed based on the weighted average number of shares outstanding during the periods presented and are adjusted for common stock equivalents when dilutive.

ACQUISITIONS SUBSEQUENT TO AUGUST 31, 1996

On September 3, 1996, the Company acquired all of the common stock of Heartland Homes, Inc. (Heartland) and certain operating assets of Manu-Fac Homes, Inc. (Manu-Fac) for a combination of cash and notes totaling $8.9 million.
Heartland is a single-plant manufactured housing producer in Henderson, North Carolina. Heartland markets its homes through 65 independent retailers in North Carolina and three surrounding states. Manu-Fac was a contractually affiliated group of independent retailers throughout North Carolina, operating under the CHOICENTER or WESTWOOD Homes trade names. In

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


connection with the acquisition of such assets of Manu-Fac, these retailers became franchisees of Associated Retailers Group, Inc., a wholly-owned subsidiary of the Company, which will operate under the CHOICENTER or WESTWOOD trade name.

On September 24, 1996, the Company completed the acquisition of Guerdon Holdings, Inc. and its subsidiary, Guerdon Homes, Inc. (collectively, "Guerdon"). Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes through approximately 150 independent retailers located primarily in the Pacific Northwest, Rocky Mountain, and South-Central regions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VERTICAL INTEGRATION AND INTERNALIZATION

   Several elements of the Company's growth strategy are based on an increasing degree of vertical integration over time. By combining its retail and manufacturing operations in fiscal 1994 and then developing transportation, insurance and finance subsidiaries, the Company potentially benefits from multiple income sources as the result of each retail sale. Increasing the degree of vertical integration will affect the Company's revenues and margins in two important ways:

o A key element of the Company's growth strategy is to increase the rate of "internalization" of its retail sales (i.e., the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company). This strategy enables the Company to earn both a manufacturing profit and a retailing profit on those home sales; however, only retail sales revenue is recognized. Accordingly, increasing the internalization rate (without otherwise affecting the Company's level of manufacturing and retailing activity) has the effect of increasing gross margins and reducing reported revenues; however, aggregate gross profit (in dollars) is not materially affected by changes in the internalization rate.

o Another key element of the Company's growth strategy is to increase the degree of retail penetration of its financial services. As insurance product penetration increases, both reported revenues and earnings should increase without a corresponding increase in retail unit sales. Similarly, as 21st Century Mortgage Corporation, the Company's mortgage affiliate ("21st Century") finances more of the Company's retail sales, the Company's earnings should increase without a corresponding increase in retail unit sales.

The recent acquisition of Heartland Homes, Inc. and Guerdon Homes, Inc. will have the effect of adding significant revenues to the Company with little, if any, immediate benefits of vertical integration. Those benefits should reflect gradually, over time, as the Company executes its vertical integration strategy in the new regional markets which these acquisitions encompass.

RESULTS OF OPERATIONS

Three months ended August 31, 1996 compared to three months ended August 31,
1995

   The following table summarizes certain key sales statistics for the three months ended August 31, 1995 and 1996:

                                                          THREE MONTHS ENDED AUGUST 31,
                                                          -----------------------------
                                                            1995                1996
                                                          --------             --------
 Company-manufactured new homes sold at retail . . . .         508                  769
 Total new homes sold at retail  . . . . . . . . . . .         994                1,153
 Internalization rate (1)  . . . . . . . . . . . . . .         51%                  67%
 Previously-owned homes sold at retail . . . . . . . .         221                  320
 Average retail selling price--new homes . . . . . . .    $ 42,187             $ 44,191
 Number of retail sales centers at end of period . . .          37                   47
 Manufacturing shipments . . . . . . . . . . . . . . .         854                1,026
 Manufacturing shipments to independent dealers  . . .         266                  198

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

   The following table summarizes the Company's historical operating results, expressed as a percentage of revenues, for the periods indicated:

                                                          THREE MONTHS ENDED
                                                              AUGUST 31,
                                                          ------------------
                                                           1995        1996
                                                          ------      ------
  Total revenues  . . . . . . . . . . . . . . . . .       100.0%      100.0%
  Gross profit  . . . . . . . . . . . . . . . . . .        31.8%       33.7%
  Selling, general and administrative . . . . . . .        24.3%       25.3%
  Operating income  . . . . . . . . . . . . . . . .         7.4%        8.5%
  Net income  . . . . . . . . . . . . . . . . . . .         3.7%        4.5%

   Net Sales. Net sales of manufactured homes were $60.0 million for the three months ended August 31, 1996, compared to $53.8 million for the three months ended August 31, 1995. The increase was primarily the result of a 21% increase in the number of new and previously-owned homes sold at retail as well as a 5% increase in the average selling price of new homes. The Company added three new retail sales centers during the first quarter of fiscal 1997 in response to continuing increases in demand for new manufactured homes.

   Other Revenues. Transportation revenues for the three months ended August 31, 1996 were $3.9 million, an increase of 26% over $3.1 million for the three months ended August 31, 1995. This increase was primarily due to an increase in transportation activity in response to generally higher demand for transportation services. Other revenues increased to $2.9 million (4.8% of net sales) for the three months ended August 31, 1996, compared to $2.8 million (5.3% of net sales) for the three months ended August 31, 1995. The decrease in other revenues, expressed as a percentage of net sales, was primarily the result of reduced finance participations received from independent lenders. This decrease is consistent with the Company's vertical integration plan, whereby, more of the Company's retail sales are being financed by the Company's mortgage affiliate, 21st Century.

   Cost of Sales. Cost of manufactured homes sold were $41 million (68.4% of net sales) for the three months ended August 31, 1996, as compared to $38.2 million (71.0% of net sales) for the three months ended August 31, 1995. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was the result of an increase in the internalization rate from 51% for the three months ended August 31, 1995 to 67% for the three months ended August 31, 1996. Cost of sales attributable to transportation operations for the three months ended August 31, 1995 were $3.2 million (82.9% of transportation revenues), an increase of 26% from $2.5 million (83.2% of transportation revenues) for the three months ended August 31, 1995. This increase is due to increased transportation activity.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 1996, were $16.9 million (25.3% of net revenues), as compared to $14.5 million (24.3% of total revenues) for the three months ended August 31, 1995. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing, transportation and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 51% for the three months ended August 31, 1995 to 67% for the three months ended August 31, 1996. This increase was partially offset by a decrease in warranty expenses, expressed as a percentage of net revenues.

   Interest Expense. Interest expense decreased 16% to $578,000 for the three months ended August 31, 1996, from $690,000 for the three months ended August 31, 1995. This decrease is primarily attributable to increased participations in floor plan debt resulting from the Company's public offering of common stock in March 1996 and a decline in the Company's borrowing rate. This decrease was partially offset by an increase in gross borrowings under its floor plan credit facility to support a higher level of inventory due to the opening of new retail sales centers.

LIQUIDITY AND CAPITAL RESOURCES.

   Cash provided by operating activities was $2.3 million for the three months ended August 31, 1996. Net income accounted for the significant cash provided by operating activities for the three months ended August 31, 1996. Substantial increases in inventory and other working capital items required to open or acquire Company-owned retail sales centers accounted for most of the cash used during these periods An important part of the Company's growth strategy is to expand the number of Company-owned retail sales centers and increase its manufacturing production. Management estimates the capital required to open a new retail sales center to be approximately $1.0 to $1.25 million, primarily for inventory and working capital. Subject to continued increases in demand, the Company may incur additional capital expenditures to further increase its manufacturing capacity. Management currently plans to open or acquire eight to ten retail sales centers each year for the next two years and in connection therewith, will use cash to purchase inventory and operating assets and for working capital purposes. Management expects increased cash generated by the Company's retail sales centers and manufacturing operations to substantially fund the working capital required to open new retail sales centers.

   The Company had capital expenditures of $1.7 million for the three months ended August 31, 1996. These expenditures were used primarily to fund new retail sales centers opened during the quarter.

   The Company has a $75.0 million floor plan credit facility with Ford Consumer Finance Company, Inc. ("Ford"), with an interest rate of prime. The facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at its retail sales centers. In order to satisfy greater working capital requirements, and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $5.4 million in the first quarter of fiscal 1997. At August 31, 1996, the Company had net borrowings of $24.2 million (gross borrowings of $54.4 million less participations of $30.2 million). The Company's participations in its floor plan credit facility earn interest at Ford's prime rate less .375%, and are immediately available to the Company in cash. The Company believes that cash provided by operations and available under its floor plan credit facility well be sufficient to satisfy working capital and capital expenditure requirements over the next two years.

   On September 24, 1996, the Company established a $25 million credit facility through Bank One, Texas N.A. These funds, together with the capital raised in the March 1996 common stock offering, will be used to support the Company's internal growth as well as the Guerdon, Heartland and Manu-Fac acquisitions.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                                              EXHIBIT INDEX

                                                                   EXHIBIT         REPORT WITH WHICH
DESCRIPTION                                                           NO.          EXHIBIT WAS FILED
-----------                                                        -------       ---------------------
Asset Purchase Agreement  by and among Associated  Retailers Group,   2.1          Filed herewith
  Inc., Manu-Fac Homes, Inc. and Charles E. Rumbley.
Stock   Purchase   Agreement  by   and   among  American   Homestar   2.2          Filed herewith
  Corporation, Heartland  Homes, Inc.,  James H.  Johnson, III  and
  Charles E. Rumbley.
Employment Agreement by  and between American Homestar  Corporation   2.3          Filed herewith
  and James H. Johnson, III.
Employment Agreement by  and between American Homestar  Corporation   2.4          Filed herewith
  and Charles E. Rumbley.
Amendment  No. 1 to Stock  Purchase Agreement by and among American   2.5          Filed herewith
  Homestar Corporation, Heartland  Homes, Inc.,  James H.  Johnson,
  III and Charles E. Rumbley.
Exercise and  Settlement Agreement,  dated September  24, 1996,  by   2.6          Form 8-K dated October 9,
  and  among American  Homestar  Corporation, Guerdon  Homes, Inc.,                1996
  Guerdon Holdings,  Inc. and certain  security holders of  Guerdon
  Homes, Inc. and Guerdon Holdings, Inc.
Restated   Articles   of   Incorporation   of   American   Homestar   3.1          S-1 Registration Statement
  Corporation.                                                                     No. 33-78630
Amended and Restated Bylaws of American Homestar Corporation.         3.2          S-1 Registration Statement
                                                                                   No. 33-78630
Specimen Common Stock Certificate.                                    4.1          S-1 Registration Statement
                                                                                   No. 33-78630
Shareholders  Agreement, dated as of  August 31, 1993, by and among   4.2          S-1 Registration Statement
  American  Homestar  Corporation  and   certain  shareholders   of                No. 33-78630
  American Homestar Corporation.
Form of Amendment to Shareholders Agreement.                          4.3          S-1 Registration Statement
                                                                                   No. 33-78630
Statement Re Computation of Per Share Earnings                        11           Filed herewith
None                                                                  18
None                                                                  19
None                                                                  22
None                                                                  24
Financial Data Schedules                                              27           Filed herewith
None                                                                  99

(b) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed for the three months ended August 31, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN HOMESTAR CORPORATION

   Date:  October 10, 1996     By: /s/ Craig A. Reynolds
                                   -------------------------------------------
                                   Craig A. Reynolds
                                   Executive Vice President, Chief Financial
                                     Officer, Secretary and Director (Principal
                                     Financial and Accounting Officer)

                                 EXHIBIT INDEX




EX 2.1 Asset Purchase Agreement by and among Associated Retailers Group, Inc., Manu-Fac Homes, Inc. and Charles E. Rumbley.

EX 2.2  Stock Purchase Agreement by and among American Homestar
        Corporation, Heartland Homes, Inc., James H. Johnson, III and Charles E. Rumbley.

EX 2.3 Employment Agreement by and between American Homestar Corporation and James H. Johnson, III.

EX 2.4 Employment Agreement by and between American Homestar Corporation and Charles E. Rumbley.

EX 2.5 Amendment No. 1 to Stock Purchase Agreement by and among American Homestar Corporation, Heartland Homes, Inc., James H. Johnson, III and Charles E. Rumbley.

EX 11   Statement Re Computation of Per Share Earnings

EX 27   Financial Data Schedules