Form 10-Q
period 1996-11-30
AMERICAN HOMESTAR CORP
filed 1997-01-14
CIK 922812

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1996

                                       or

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


                                 (281) 334-9700
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $.05 per share, as of January 2, 1997 was 8,630,138.

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE
Item 1.  Financial Statements
         Consolidated Balance Sheets - May 31, 1996 and November 30, 1996 ..  2
         Consolidated Statements of Operations - three months ended
            November 30, 1995 and 1996 .....................................  3
         Consolidated Statements of Operations - six months ended
            November 30, 1995 and 1996 .....................................  4
         Consolidated Statements of Cash Flows - six months ended
            November 30, 1995 and 1996 .....................................  5
         Notes to Consolidated Financial Statements ........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................  8


                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders ............... 13

Item 6.  Exhibits and Reports on Form 8-K .................................. 14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       MAY 31,     NOVEMBER 30,
                                                                        1996           1996
                                                                    ------------   ------------
                               ASSETS
Current assets:
   Cash .........................................................   $ 12,178,000   $ 14,391,000
   Cash in transit from financial institutions ..................     22,148,000     22,285,000
                                                                    ------------   ------------

         Total cash and cash equivalents ........................     34,326,000     36,676,000
   Inventories ..................................................     35,363,000     49,985,000
   Accounts receivable ..........................................      5,229,000     11,554,000
   Manufacturer incentives receivable ...........................      1,143,000      1,533,000
   Deferred tax assets ..........................................           --        4,637,000
   Prepaid expenses and other current assets ....................      4,625,000      3,325,000
                                                                    ------------   ------------

         Total current assets ...................................     80,686,000    107,710,000
Property, plant and equipment, net ..............................     19,569,000     32,547,000
Goodwill, net ...................................................           --       28,592,000
Investment in affiliate .........................................      2,435,000      2,501,000
Note receivable .................................................      3,000,000           --
Other assets ....................................................      3,165,000      3,847,000

                                                                    ------------   ------------
                                                                    $108,855,000   $175,197,000
                                                                    ============   ============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan payable ...........................................   $ 19,886,000   $ 39,096,000
   Accounts payable .............................................     10,924,000     17,455,000
   Accrued expenses .............................................     12,037,000     24,880,000
   Notes payable ................................................        263,000      1,053,000
                                                                    ------------   ------------

         Total current liabilities ..............................     43,110,000     82,484,000
Notes payable, less current installments ........................      3,663,000     22,499,000
Other long-term liabilities .....................................      3,358,000      4,669,000
Minority interest in consolidated subsidiary ....................        710,000        823,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; no
     shares issued ..............................................           --             --
   Common stock, $0.05 par value; authorized 20,000,000 shares;
     issued and outstanding 8,617,170 and 8,630,138 shares at
     May 31, 1996 and November 30, 1996, respectively ...........        431,000        432,000
   Additional paid-in capital ...................................     36,112,000     36,216,000
   Retained earnings ............................................     21,471,000     28,074,000
                                                                    ------------   ------------

         Total shareholders' equity .............................     58,014,000     64,722,000

                                                                    ------------   ------------
                                                                    $108,855,000   $175,197,000
                                                                    ============   ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                   THREE MONTHS ENDED
                                                                       NOVEMBER 30,
                                                              ----------------------------
                                                                  1995            1996
                                                              ------------    ------------
Revenues:
   Net sales ..............................................   $ 45,478,000    $ 82,903,000
   Other revenues .........................................      5,330,000       6,403,000
                                                              ------------    ------------

         Total revenues ...................................     50,808,000      89,306,000
                                                              ------------    ------------
Costs and expenses:
   Cost of sales ..........................................     33,526,000      62,601,000
   Selling, general and administrative ....................     12,861,000      19,437,000
                                                              ------------    ------------

         Total costs and expenses .........................     46,387,000      82,038,000
                                                              ------------    ------------

         Operating income .................................      4,421,000       7,268,000
Interest expense ..........................................       (718,000)     (1,157,000)
Other .....................................................         51,000           1,000
                                                              ------------    ------------

         Income before items shown below ..................      3,754,000       6,112,000
Income tax expense ........................................      1,448,000       2,499,000
                                                              ------------    ------------

         Income before items shown below ..................      2,306,000       3,613,000
Earnings (loss) in affiliate ..............................        (11,000)         44,000
Minority interest in income of consolidated subsidiary ....        (82,000)        (72,000)
                                                              ------------    ------------

         Net income .......................................   $  2,213,000    $  3,585,000
                                                              ============    ============

Earnings per common share .................................   $       0.29    $       0.40
                                                              ============    ============

Weighted average number of shares outstanding .............      7,707,353       8,974,214
                                                              ============    ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                       NOVEMBER 30,
                                                              ------------------------------
                                                                   1995             1996
                                                              -------------    -------------
Revenues:
   Net sales ..............................................   $  99,248,000    $ 142,896,000
   Other revenues .........................................      11,216,000       13,116,000
                                                              -------------    -------------
         Total revenues ...................................     110,464,000      156,012,000
                                                              -------------    -------------
Costs and expenses:
   Cost of sales ..........................................      74,233,000      106,801,000
   Selling, general and administrative ....................      27,375,000       36,299,000
                                                              -------------    -------------
         Total costs and expenses .........................     101,608,000      143,100,000
                                                              -------------    -------------
         Operating income .................................       8,856,000       12,912,000
Interest expense ..........................................      (1,408,000)      (1,735,000)
Other .....................................................          80,000           41,000
                                                              -------------    -------------
         Income before items shown below ..................       7,528,000       11,218,000
Income tax expense ........................................       2,961,000        4,509,000
                                                              -------------    -------------
         Income before items shown below ..................       4,567,000        6,709,000
Earnings (loss) in affiliate ..............................         (11,000)          66,000
Minority interest in income of consolidated subsidiary ....        (161,000)        (172,000)
                                                              -------------    -------------
         Net income .......................................   $   4,395,000    $   6,603,000
                                                              =============    =============

Earnings per common share .................................   $        0.57    $        0.74
                                                              =============    =============

Weighted average number of shares outstanding .............       7,683,198        8,973,122
                                                              =============    =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                NOVEMBER 30,
                                                                        ----------------------------
                                                                            1995            1996
                                                                        ------------    ------------
Cash flows from operating activities:
   Net income .......................................................   $  4,395,000    $  6,603,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization ..................................        675,000       1,362,000
     Loss (earnings) in affiliate ...................................         11,000         (66,000)
     Minority interest in income of consolidated subsidiary .........        161,000         172,000
     Compensation expense on sale of common stock ...................         30,000          23,000
     Deferred taxes .................................................        (42,000)        159,000
     Change in assets and liabilities, net of acquisitions:
       Increase in receivables ......................................     (1,498,000)     (1,292,000)
       Decrease (increase) in manufacturer incentive receivable .....         93,000        (391,000)
       Increase in inventories ......................................     (3,499,000)     (9,692,000)
       Decrease (increase) in prepaid expenses and other current
         assets .....................................................       (331,000)      1,795,000
       Increase in other assets .....................................       (892,000)     (1,389,000)
       Increase in accounts payable .................................        485,000       1,117,000
       Decrease in accrued expenses and other .......................     (1,126,000)     (2,448,000)
       Increase in other liabilities ................................      1,641,000       1,312,000
                                                                        ------------    ------------
              Net cash provided by (used in) operating activities ...        103,000      (2,735,000)
                                                                        ------------    ------------

Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired .......           --       (10,196,000)
   Purchases of property, plant and equipment .......................     (4,201,000)     (2,623,000)
   Investment in mortgage affiliate .................................     (2,500,000)           --
                                                                        ------------    ------------
              Net cash used in investing activities .................     (6,701,000)    (12,819,000)
                                                                        ------------    ------------

Cash flows from financing activities:
   Borrowings under floor plan payable ..............................     61,899,000      77,497,000
   Repayment of floor plan payable ..................................    (60,927,000)    (67,735,000)
   Participations in floor plan payable .............................      1,293,000       9,448,000
   Principal payments on long-term debt .............................       (200,000)    (19,343,000)
   Borrowings under long-term debt ..................................        911,000      18,014,000
   Exercise of stock options ........................................         31,000          87,000
   Other ............................................................        (10,000)        (64,000)
                                                                        ------------    ------------
              Net cash provided by financing activities .............      2,997,000      17,904,000
                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents ................     (3,601,000)      2,350,000
Cash and cash equivalents, beginning of period ......................     26,066,000      34,326,000
                                                                        ------------    ------------
Cash and cash equivalents, end of period ............................   $ 22,465,000    $ 36,676,000
                                                                        ============    ============
Noncash investing and financing activity - purchase of property
   through the issuance of long-term debt ...........................   $  2,000,000            --
                                                                        ============    ============
Supplemental disclosures of cash flow information:
   Cash paid for interest ...........................................   $  1,162,000    $  2,139,000
   Cash paid for income taxes .......................................      2,654,000       3,643,000
                                                                        ============    ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three and six months ended November 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1997. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

REPURCHASE AGREEMENTS

The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from twelve to fifteen months). At November 30, 1996, the Company's contingent repurchase liability was approximately $35.7 million.

INVENTORIES

A summary of inventories follows:


                                                        MAY 31,      NOVEMBER 30,
                                                         1996           1996
                                                     ------------   ------------
    Manufactured homes:
      New ........................................   $ 29,818,000   $ 37,506,000
      Used .......................................      1,878,000      3,640,000
    Furniture and supplies .......................      1,505,000      2,882,000
    Raw materials and work-in-process ............      2,162,000      5,957,000
                                                     ------------   ------------
                                                     $ 35,363,000   $ 49,985,000
                                                     ============   ============

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

ACQUISITIONS

On September 3, 1996, the Company acquired all of the common stock of Heartland Homes, Inc. ("Heartland") and certain operating assets of Manu-Fac Homes, Inc. ("Manu-Fac") for a combination of cash and notes totaling $8.9 million. Heartland is a single-plant manufactured housing producer in Henderson, North Carolina. Heartland markets its homes through 65 independent retailers in North Carolina and three surrounding states. Manu-Fac was a contractually affiliated group of independent retailers throughout North Carolina, operating under the CHOICENTER or WESTWOOD Homes trade names. In connection with the acquisition of such assets of Manu-Fac, these retailers became franchisees of Associated Retailers Group, Inc., a wholly-owned subsidiary of the Company, which will operate under the CHOICENTER or WESTWOOD trade name. The results of the acquired

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

operations of Heartland and Manu-Fac have been included with those of the Company from the date of acquisition. The excess purchase price over the estimated fair value of the net assets as of the acquisition date of $6.2 million has been recorded as goodwill and is being amortized over 25 years. The allocation of the purchase price, in certain instances, is based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained.

On September 24, 1996, the Company completed the acquisition of Guerdon Holdings, Inc. and its subsidiary, Guerdon Homes, Inc. (collectively, "Guerdon"). Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes through approximately 150 independent retailers located primarily in the Pacific Northwest, Rocky Mountain, and South-Central regions of the United States. The results of the acquired operations of Guerdon have been included with those of the Company from the date of acquisition. The excess purchase price over the estimated fair value of the net assets as of the acquisition date of $22.5 million has been recorded as goodwill and is being amortized over 40 years. The allocation of the purchase price, in certain instances, is based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained.

The estimated fair value of assets acquired and liabilities assumed in these acquisitions is summarized as follows:


                 Current assets .............................      $  9,325,000
                 Property, plant and equipment ..............        11,584,000
                 Goodwill ...................................        28,669,000
                 Deferred taxes .............................         4,165,000
                 Current liabilities ........................       (20,749,000)
                 Notes payable ..............................       (22,911,000)
                                                                   ------------
                                                                   $ 10,083,000
                                                                   ============

                 Consideration:
                   Cash .....................................      $  7,150,000
                   Notes payable ............................         2,000,000
                   Acquisition costs ........................           933,000
                                                                   ------------
                                                                   $ 10,083,000
                                                                   ============

Unaudited pro forma results of operations of the Company for the six months ended November 1995 and 1996, assuming the acquisitions discussed above had been consummated at June 1, 1995, are as follows:

                                                      1995            1996
                                                      ----            ----
         Revenues . . . . . . . . . . . . . . . . $170,893,000    $188,196,000
         Operating income . . . . . . . . . . . .   10,431,000      13,548,000
         Net income before taxes  . . . . . . . .    7,819,000      11,298,000
         Net income . . . . . . . . . . . . . . .    4,464,000       6,594,000
         Earnings per common share  . . . . . . . $       0.58    $       0.74
                                                  ============    ============

On September 24, 1996, the Company established a $25 million credit facility through Bank One, Texas N.A. These funds, together with the capital raised in the March 1996 public offering of the Company's common stock, will be used to support the Company's internal growth strategy as well as the aforementioned acquisitions. At November 30, 1996, the Company borrowed $18 million of the available credit facility, which is secured by certain property, plant and equipment of the Company's manufacturing plants. The Company intends to use the remaining $7 million in the third quarter to purchase five manufacturing plants currently under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "should," and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in the Company's most recently filed registration statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

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

o Another key element of the Company's growth strategy is to increase the degree of retail penetration of its financial services. As insurance product penetration increases, both reported revenues and earnings should increase without a corresponding increase in retail unit sales. Similarly, as 21st Century Mortgage Corporation, the Company's mortgage affiliate ("21st Century"), finances more of the Company's retail sales, the Company's earnings should increase without a corresponding increase in retail unit sales.

The recent acquisition of Heartland and Guerdon will have the effect of adding significant revenues to the Company with little, if any, immediate benefit from vertical integration. Those benefits should reflect gradually, over time, as the Company executes its vertical integration strategy in the new regional markets which these acquisitions encompass.

RESULTS OF OPERATIONS

Three months ended November 30, 1996 compared to three months ended November 30, 1995

     The following table summarizes certain key sales statistics for the three months ended November 30, 1995 and 1996:


                                                             THREE MONTHS ENDED
                                                                NOVEMBER 30,
                                                           --------------------
                                                             1995         1996
                                                           -------      -------
Company-manufactured new homes sold at retail ........         496          777
Total new homes sold at retail .......................         818        1,112
Internalization rate (1) .............................          61%          70%
Previously-owned homes sold at retail ................         276          327
Average retail selling price--new homes ..............     $43,676      $46,618
Number of retail sales centers at end of period ......          38           48
Manufacturing shipments ..............................         862        1,780
Manufacturing shipments to independent dealers .......         215          854

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     Net Sales. Net sales of manufactured homes were $82.9 million for the three months ended November 30, 1996, as compared to $45.5 million for the three months ended November 30, 1995. Sales from the Company's newly acquired manufacturing operations were $23.8 million for the three months ended November 30, 1996. On a basis comparable to fiscal 1996, net sales increased 30% to $59.1 million. This increase was primarily the result of a 32% increase in the number of new and previously-owned homes sold at retail, a 9% increase in the number of new homes sold per retail location and a 7% increase in the average selling price of new homes. The Company added one new retail sales center during the second quarter of fiscal 1997 in response to continuing increases in demand for new manufactured homes.

     Other Revenues. Transportation revenues for the three months ended November 30, 1996 were $3.4 million, an increase of 14% over $2.9 million for the three months ended November 30, 1995. This increase was primarily due to an increase in transportation activity in response to generally higher demand for transportation services. Other revenues increased to $3.1 million for the three months ended November 30, 1996, as compared to $2.4 million for the three months ended November 30, 1995. This increase was primarily attributable to increased commissions and premiums generated by the Company's insurance operations.

     Cost of Sales. Cost of manufactured homes sold were $59.8 million (72.2% of net sales) for the three months ended November 30, 1996, as compared to $31.1 million (68.4% of net sales) for the three months ended November 30, 1995. Cost of manufactured homes attributable to the newly acquired manufacturing operations for the three months ended November 30, 1996 were $20.6 million. On a basis comparable to fiscal 1996, cost of manufactured homes increased 26% to $39.3 million (66.5% of net sales) for the three months ended November 30, 1996 from $31.1 million (68.4% of net sales) for the three months ended November 30, 1995. This increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was the result of an increase in the internalization rate from 61% for the three months ended November 30, 1995, to 70% for the three months ended November 30, 1996, and increased operating efficiencies at the Company's three Texas manufacturing facilities. Cost of sales attributable to transportation operations for the three months ended November 30, 1996 were $2.8 million (82.3% of transportation revenues), an increase of 15% from $2.4 million (82.1% of transportation revenues) for the three months ended November 30, 1995. This increase was due to increased transportation activity.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended November 30, 1996, were $19.4 million (21.8% of total revenues), as compared to $12.9 million (25.3% of total revenues) for the three months ended November 30, 1995. Selling, general and administrative expenses attributable to the Company's newly acquired operations were $2.3 million for the three months ended November 30, 1996. On a basis comparable to fiscal 1996, selling, general and administrative expenses were $17.1 million (26.1% of total revenues) for the three months ended November 30, 1996, as compared to $12.9 million (25.3% of total revenues) for the three months ended November 30, 1995. This increase in selling, general and administrative expenses was attributable to increased sales, manufacturing, transportation and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 61% for the three months ended November 30, 1995 to 70% for the three months ended November 30, 1996. This increase was partially offset by a decrease in warranty expenses, expressed as a percentage of net revenues.

     Interest Expense. Interest expense increased 61% to $1.2 million for the three months ended November 30, 1996, from $718,000 for the three months ended November 30, 1995. This increase was primarily attributable to increased borrowings of $18 million under a credit facility established with Bank One, Texas N.A., which was used to fund the Company's internal growth strategy as well as fund its acquisition of Guerdon and Heartland, and an increase in floor plan debt used to support a higher level of inventory due to the opening of new retail sales centers.

     Earnings (Loss) in Affiliate. In fiscal 1996, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century, a mortgage company which provides retail financing to manufactured home buyers. The Company's proportionate share of 21st Century's earnings (losses) were ($11,000) and $44,000 for the three months ended November 30, 1995 and 1996, respectively.

Six months ended November 30, 1996 compared to six months ended November 30,
1995

     The following table summarizes certain key sales statistics for the six months ended November 30, 1995 and 1996:


                                                             SIX MONTHS ENDED
                                                               NOVEMBER 30,
                                                           --------------------
                                                             1995         1996
                                                           -------      -------
Company-manufactured new homes sold at retail ........       1,004        1,546
Total new homes sold at retail .......................       1,812        2,265
Internalization rate (1) .............................          55%          68%
Previously-owned homes sold at retail ................         497          647
Average retail selling price--new homes ...............    $42,859      $45,382
Number of retail sales centers at end of period ......          38           48
Manufacturing shipments ..............................       1,716        2,806
Manufacturing shipments to independent dealers .......         481        1,052

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     Net Sales. Net sales of manufactured homes were $142.9 million for the six months ended November 30, 1996, as compared to $99.2 million for the six months ended November 30, 1995. Sales from the Company's newly acquired manufacturing operations were $23.8 million for the six months ended November 30, 1996. On a basis comparable to fiscal 1996, net sales increased 20% to $119.1 million. The increase was primarily the result of a 26% increase in the number of new and previously-owned homes sold at retail, and a 6% increase in the average selling price of new homes. The Company added four new retail sales centers during the six months ended November 30, 1996, in response to continuing increases in demand for new manufactured homes.

     Other Revenues. Transportation revenues for the six months ended November 30, 1996 were $7.2 million, an increase of 20% over $6.0 million for the six months ended November 30, 1995. This increase was primarily due to an increase in transportation activity in response to generally higher demand for transportation services. Other revenues increased to $5.9 million for the six months ended November 30, 1996, as compared to $5.2 million for the six months ended November 30, 1995. The increase was primarily attributable to increased commissions and premiums generated by the Company's insurance operations.

     Cost of Sales. Cost of manufactured homes sold were $100.9 million (70.6% of net sales) for the six months ended November 30, 1996, as compared to $69.3 million (69.8% of net sales) for the six months ended November 30, 1995. Cost of manufactured homes attributable to the newly acquired manufacturing operations for the six months ended November 30, 1996 were $20.6 million. On a basis comparable to fiscal 1996, cost of manufactured homes increased 16% to $80.3 million (67.4% of net sales) for the six months ended November 30, 1996 from $69.3 million (69.8% of net sales) for the six months ended November 30, 1995. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was the result of an increase in the internalization rate from 55% for the six months ended November 30, 1995 to 68% for the six months ended November 30, 1996 and increased operating efficiencies at the Company's three Texas manufacturing facilities. Cost of sales attributable to transportation operations for the six months ended November 30, 1996 were $5.9 million (82.6% of transportation revenues), an increase of 20% from $4.9 million (82.7% of transportation revenues) for the six months ended November 30, 1995. This increase was due to increased transportation activity.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended November 30, 1996, were $36.3 million (23.3% of total revenues), as compared to $27.4 million (24.8% of total revenues) for the six months ended November 30, 1995. Selling, general and administrative expenses attributable to the Company's newly acquired operations were $2.3 million for the six months ended November 30, 1996. On a basis comparable to fiscal 1996, selling, general and administrative expenses were $34.0 million (25.7% of total revenues) for the six months ended November 30, 1996 as compared to $27.4 million (24.8% of total revenues) for the six months ended November 30, 1995. The increase in selling, general and administrative expenses was attributable to increased sales, manufacturing, transportation and insurance activities, as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 55% for the six months ended November 30, 1995, to 68% for the six months ended November 30, 1996. This increase was partially offset by a decrease in warranty expenses, expressed as a percentage of net revenues.

     Interest Expense. Interest expense increased 23% to $1.7 million for the six months ended November 30, 1996, from $1.4 million for the six months ended November 30, 1995. This increase was primarily attributable to increased borrowings during the second quarter of $18 million under a credit facility established with Bank One, Texas N.A., which was used to fund the Company's internal growth strategy as well as fund its acquisition of Guerdon and Heartland, and an increase in floor plan debt used to support a higher level of inventory due to the opening of new retail sales centers.

     Earnings (Loss) in Affiliate. In fiscal 1996, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century. The Company's proportionate share of 21st Century's earnings (losses) were ($11,000) and $66,000 for the six months ended November 30, 1995 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

     Cash used in operating activities was $2.7 million for the six months ended November 30, 1996. Net income accounted for the significant cash provided by operating activities for the six months ended November 30, 1996. Substantial increases in inventory and other working capital items required to open or acquire Company-owned retail sales centers accounted for most of the cash used during these periods. An important part of the Company's growth strategy is to expand the number of Company-owned retail sales centers and increase its manufacturing production. Management estimates the capital required to open a new retail sales center to be approximately $1.0 to $1.25 million, primarily for inventory and working capital. Subject to continued increases in demand, the Company may incur additional capital expenditures to further increase its manufacturing capacity. Management currently plans to open or acquire eight to ten retail sales centers each year for the next two years, and in connection therewith, will use cash to purchase inventory and operating assets and for working capital purposes. Management expects increased cash generated by the Company's retail sales centers and manufacturing operations to substantially fund the working capital required to open new retail sales centers.

     The Company paid approximately $10.2 million in cash, net of cash acquired, to purchase Guerdon, Heartland and certain operating assets of Manu-Fac. In addition, the Company had capital expenditures of $2.6 million for the six months ended November 30, 1996. These expenditures were used primarily to fund new retail sales centers opened during the quarter and additions to manufacturing capacity.

     The Company has a $100.0 million floor plan credit facility with Ford Consumer Finance Company, Inc. ("Ford"), with an interest rate of prime. The facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. In order to satisfy greater working capital requirements, and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $9.8 million in the first six months of fiscal 1997. At November 30, 1996, the Company had net borrowings of $39.1 million (gross borrowings of $58.7 million less participations of $19.6 million). The Company reduced its participations in its floor plan credit facility by $9.5 million during the first six months of fiscal 1997, principally to fund the acquisitions of Guerdon, Heartland and certain operating assets of Manu-Fac. The Company's participations in its floor plan credit facility earn interest at Ford's prime rate less .375%, and are immediately available to the Company in cash. The Company believes that cash provided by operations and available under its floor plan credit facility well be sufficient to satisfy working capital and capital expenditure requirements over the next two years.

     On September 24, 1996, the Company established a $25 million credit facility through Bank One, Texas N.A. These funds, together with the capital raised in the March 1996 public offering of common stock, will be used to support the Company's internal growth as well as the Guerdon, Heartland and Manu-Fac acquisitions.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on October 11, 1996. The shareholders of the Company voted on and approved the following proposals:

   1.   The election of eight directors for terms expiring in 1997.
   2.   The amendment to the Company's 1994 Stock Compensation Plan.
   3. The ratification of the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants.

   The  proposals were approved by the following votes:

   1.   Election of Directors:


NAME                                                   FOR               WITHHELD
-----------------                                   ---------            --------
Finis F. Teeter ..........................          7,280,819            178,722
Laurence A. Dawson, Jr ...................          7,282,381            177,160
Craig A. Reynolds ........................          7,281,756            177,785
Jackie H. Holland ........................          7,282,381            177,160
Charles N. Carney, Jr ....................          7,281,444            178,097
James J. Fallon ..........................          7,282,381            177,160
William O. Hunt ..........................          7,282,156            177,385
Jack L. McDonald .........................          7,282,156            177,385

   2.   The amendment to the Company's 1994 Stock Compensation Plan:

             For         Against        Abstain
             ---         -------        -------
          5,760,945      871,751        10,021


   3. The ratification of the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants:

             For         Against        Abstain
             ---         -------        -------
          7,455,916       1,500          2,125

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                                 EXHIBIT INDEX

                                                                          EXHIBIT            REPORT WITH WHICH
DESCRIPTION                                                                 NO.              EXHIBIT WAS FILED
-----------                                                              ----------    ------------------------------
Restated Articles of Incorporation of the Company                           3.1        S-1 Registration Statement
                                                                                       No. 33-78630
Amended and Restated Bylaws of the Company                                  3.2        S-1 Registration Statement
                                                                                       No. 33-78630
Specimen Common Stock Certificate                                           4.1        S-1 Registration Statement
                                                                                       No. 33-78630
Shareholders Agreement, dated as of August 31, 1993, by and among the       4.2        S-1 Registration Statement
   Company and certain shareholders of the Company                                     No. 33-78630
Form of Amendment to Shareholders Agreement                                 4.3        S-1 Registration Statement
                                                                                       No. 33-78630
Employment Agreement, dated as of November 15, 1996 by and between the     10.1        Filed herewith
   Company and Finis F. Teeter
Employment Agreement, dated as of November 15, 1996 by and between the     10.2        Filed herewith
   Company and Laurence A. Dawson, Jr.
Amendment to Ford Finance Company, Inc. Financing Agreement                10.3        Filed herewith
Statement Re Computation of Per Share Earnings                             11          Filed herewith
None                                                                       18
None                                                                       19
None                                                                       22
None                                                                       23
None                                                                       24
Financial Data Schedules                                                   27          Filed herewith
None                                                                       99

(b) REPORTS ON FORM 8-K - The Company filed a Current Report on Form 8-K on October 9, 1996, regarding the acquisition of Guerdon Holdings, Inc. The Current Report on Form 8-K dated October 9, 1996 was amended on Form 8-K/A and filed on December 6, 1996 to include financial statements of Guerdon Holdings, Inc. and Pro Forma Financial Information for the transaction.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN HOMESTAR CORPORATION



     Date: January 14, 1997        By:  /s/ Craig A. Reynolds
                                      ----------------------------------------
                                      Craig A. Reynolds
                                      Executive Vice President, Chief Financial
                                      Officer, Secretary and Director (Principal
                                      Financial and Accounting Officer)

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
   3.1       Restated Articles of Incorporation of the Company
   3.2       Amended and Restated Bylaws of the Company
   4.1       Specimen Common Stock Certificate
   4.2       Shareholders Agreement, dated as of August 31, 1993, by and among the
                Company and certain shareholders of the Company
   4.3       Form of Amendment to Shareholders Agreement
  10.1       Employment Agreement, dated as of November 15, 1996 by and between the Company and Finis F. Teeter
  10.2       Employment Agreement, dated as of November 15, 1996 by and between the Company and Laurence A. Dawson, Jr.
  10.3       Amendment to Ford Finance Company, Inc. Financing Agreement
  11         Statement Re Computation of Per Share Earnings
  18         None
  19         None
  22         None
  23         None
  24         None
  27         Financial Data Schedules
  99         None