Form 10-Q
period 1997-02-28
AMERICAN HOMESTAR CORP
filed 1997-04-09
CIK 922812

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 28, 1997

                                       or

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

Yes [X]   No [ ]

The number of shares outstanding of the registrant's Common Stock, par value $.05 per share, as of April 2, 1997 was 10,791,795.

                         PART I - FINANCIAL INFORMATION

                                                                                                    PAGE
                                                                                                    ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - May 31, 1996 and February 28, 1997 . . . . . . . . . . .      2
           Consolidated Statements of Operations - three months ended
               February 29, 1996 and February 28, 1997  . . . . . . . . . . . . . . . . . . . . .      3
           Consolidated Statements of Operations - nine months ended
               February 29, 1996 and February 28, 1997  . . . . . . . . . . . . . . . . . . . . .      4
           Consolidated Statements of Cash Flows - nine months ended
               February 29, 1996 and February 28, 1997  . . . . . . . . . . . . . . . . . . . . .      5
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9


                                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          MAY 31,           FEBRUARY 28,
                                                                           1996                1997
                                                                       ------------        ------------
                               ASSETS
 Current assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 12,178,000        $ 12,212,000
   Cash in transit from financial institutions   . . . . . . . . .       22,148,000          25,189,000
                                                                       ------------        ------------
          Total cash and cash equivalents  . . . . . . . . . . . .       34,326,000          37,401,000
   Inventories   . . . . . . . . . . . . . . . . . . . . . . . . .       35,363,000          49,094,000
   Accounts receivable   . . . . . . . . . . . . . . . . . . . . .        5,229,000          14,596,000
   Manufacturer incentives receivable  . . . . . . . . . . . . . .        1,143,000           1,018,000
   Deferred tax assets   . . . . . . . . . . . . . . . . . . . . .               --           4,749,000
   Prepaid expenses and other current assets   . . . . . . . . . .        4,625,000           4,589,000
                                                                       ------------        ------------
          Total current assets . . . . . . . . . . . . . . . . . .       80,686,000         111,447,000
 Property, plant and equipment, net  . . . . . . . . . . . . . . .       19,569,000          37,519,000
 Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . .               --          28,045,000
 Investment in affiliate . . . . . . . . . . . . . . . . . . . . .        2,435,000           2,547,000
 Note receivable . . . . . . . . . . . . . . . . . . . . . . . . .        3,000,000                  --
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,165,000           4,194,000
                                                                       ------------        ------------
                                                                       $108,855,000        $183,752,000
                                                                       ------------        ------------
                LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Floor plan payable  . . . . . . . . . . . . . . . . . . . . . .     $ 19,886,000        $ 39,014,000
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .       10,924,000          16,701,000
   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .       10,871,000          19,588,000
   Accrued warranty costs  . . . . . . . . . . . . . . . . . . . .        1,166,000           4,737,000
   Notes payable   . . . . . . . . . . . . . . . . . . . . . . . .          263,000           4,123,000
                                                                       ------------        ------------
          Total current liabilities  . . . . . . . . . . . . . . .       43,110,000          84,163,000
 Notes payable, less current installments  . . . . . . . . . . . .        3,663,000          25,555,000
 Reserve for future policy benefits  . . . . . . . . . . . . . . .        3,358,000           5,319,000
 Minority interest in consolidated subsidiary  . . . . . . . . . .          710,000             858,000
 Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; no
     shares issued   . . . . . . . . . . . . . . . . . . . . . . .               --                  --
   Common stock, $0.05 par value; authorized 20,000,000 shares;
     issued and outstanding 10,771,463 and 10,791,795 shares at
     May 31, 1996 and February 28, 1997, respectively  . . . . . .          538,000             540,000
   Additional paid-in capital  . . . . . . . . . . . . . . . . . .       36,005,000          36,133,000
   Retained earnings   . . . . . . . . . . . . . . . . . . . . . .       21,471,000          31,184,000
                                                                       ------------        ------------
          Total shareholders' equity . . . . . . . . . . . . . . .       58,014,000          67,857,000
                                                                       ------------        ------------
                                                                       $108,855,000        $183,752,000
                                                                       ============        ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                              THREE MONTHS ENDED
                                                                          ------------------------------
                                                                          FEBRUARY 29,       FEBRUARY 28,
                                                                             1996                1997
                                                                          -----------        -----------
  Revenues:
    Net sales   . . . . . . . . . . . . . . . . . . . . . . . . .         $48,452,000        $78,551,000
    Other revenues  . . . . . . . . . . . . . . . . . . . . . . .           4,975,000          5,838,000
                                                                          -----------        -----------
          Total revenues  . . . . . . . . . . . . . . . . . . . .          53,427,000         84,389,000
                                                                          -----------        -----------
  Costs and expenses:
    Cost of sales   . . . . . . . . . . . . . . . . . . . . . . .          35,704,000         59,000,000
    Selling, general and administrative   . . . . . . . . . . . .          13,529,000         18,693,000
                                                                          -----------        -----------
          Total costs and expenses  . . . . . . . . . . . . . . .          49,233,000         77,693,000
                                                                          -----------        -----------
          Operating income  . . . . . . . . . . . . . . . . . . .           4,194,000          6,696,000
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . .            (827,000)        (1,503,000)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             114,000              2,000
                                                                          -----------        -----------
          Income before items shown below   . . . . . . . . . . .           3,481,000          5,195,000
  Income tax expense  . . . . . . . . . . . . . . . . . . . . . .           1,371,000          2,097,000
                                                                          -----------        -----------
          Income before items shown below   . . . . . . . . . . .           2,110,000          3,098,000
  Earnings (loss) in affiliate  . . . . . . . . . . . . . . . . .             (19,000)            46,000
  Minority interest in income of consolidated subsidiary  . . . .             (63,000)           (34,000)
                                                                          -----------        -----------
          Net income  . . . . . . . . . . . . . . . . . . . . . .         $ 2,028,000        $ 3,110,000
                                                                          ===========        ===========
  Earnings per common share . . . . . . . . . . . . . . . . . . .         $      0.21        $      0.28
                                                                          ===========        ===========
  Weighted average number of shares outstanding . . . . . . . . .           9,754,251         11,226,403
                                                                          ===========        ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                   NINE MONTHS ENDED
                                                                             ------------------------------
                                                                             FEBRUARY 29,      FEBRUARY 28,
                                                                                 1996              1997
                                                                             ------------     -------------
      Revenues:
        Net sales   . . . . . . . . . . . . . . . . . . . . . . . . .        $147,700,000      $ 221,447,000
        Other revenues  . . . . . . . . . . . . . . . . . . . . . . .          16,191,000         18,954,000
                                                                             ------------      -------------
              Total revenues  . . . . . . . . . . . . . . . . . . . .         163,891,000        240,401,000
                                                                             ------------      -------------
      Costs and expenses:
        Cost of sales   . . . . . . . . . . . . . . . . . . . . . . .         109,938,000        165,801,000
        Selling, general and administrative   . . . . . . . . . . . .          40,903,000         54,992,000
                                                                             ------------      -------------
              Total costs and expenses  . . . . . . . . . . . . . . .         150,841,000        220,793,000
                                                                             ------------      -------------
              Operating income  . . . . . . . . . . . . . . . . . . .          13,050,000         19,608,000
      Interest expense  . . . . . . . . . . . . . . . . . . . . . . .          (2,235,000)        (3,238,000)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             194,000             43,000
                                                                             ------------      -------------
              Income before items shown below   . . . . . . . . . . .          11,009,000         16,413,000
      Income tax expense  . . . . . . . . . . . . . . . . . . . . . .           4,331,000          6,606,000
                                                                             ------------      -------------
              Income before items shown below   . . . . . . . . . . .           6,678,000          9,807,000
      Earnings (loss) in affiliate  . . . . . . . . . . . . . . . . .             (31,000)           112,000
      Minority interest in income of consolidated subsidiary  . . . .            (224,000)          (206,000)
                                                                             ------------      -------------
              Net income  . . . . . . . . . . . . . . . . . . . . . .        $  6,423,000      $   9,713,000
                                                                             ============      =============
      Earnings per common share . . . . . . . . . . . . . . . . . . .        $       0.67      $        0.87
                                                                             ============      =============
      Weighted average number of shares outstanding . . . . . . . . .           9,658,073         11,197,816
                                                                             ============      =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                         -------------------------------
                                                                         FEBRUARY 29,        FEBRUARY 28,
                                                                            1996                1997
                                                                         ------------       ------------
  Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .        $  6,423,000       $  9,713,000
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . .           1,083,000          2,345,000
      Loss (earnings) in affiliate  . . . . . . . . . . . . . . .              31,000           (112,000)
      Minority interest in income of consolidated subsidiary  . .             224,000            206,000
      Compensation expense on sale of common stock  . . . . . . .              45,000             23,000
      Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .             323,000            270,000
      Change in assets and liabilities, net of acquisitions:
        Increase in receivables   . . . . . . . . . . . . . . . .            (727,000)        (4,209,000)
        Increase in inventories   . . . . . . . . . . . . . . . .          (3,999,000)        (8,801,000)
        Decrease (increase) in prepaid expenses and other current
           assets . . . . . . . . . . . . . . . . . . . . . . . .            (618,000)           531,000
        Increase in other assets  . . . . . . . . . . . . . . . .          (1,163,000)        (1,613,000)
        Increase in accounts payable  . . . . . . . . . . . . . .             654,000            363,000
        Increase (decrease) in accrued expenses and other   . . .           1,115,000         (3,003,000)
        Increase in other liabilities   . . . . . . . . . . . . .           2,162,000          1,962,000
                                                                         ------------       ------------
                Net cash provided by (used in) operating
                activities  . . . . . . . . . . . . . . . . . . .           5,553,000         (2,325,000)
                                                                         ------------       ------------
  Cash flows from investing activities:
    Payment for purchase of acquisitions, net of cash acquired  .                  --        (10,217,000)
    Purchases of property, plant and equipment  . . . . . . . . .          (5,944,000)        (3,856,000)
    Note receivable   . . . . . . . . . . . . . . . . . . . . . .          (3,000,000)                --
    Investment in mortgage affiliate  . . . . . . . . . . . . . .          (2,500,000)                --
                                                                         ------------       ------------
               Net cash used in investing activities  . . . . . .         (11,444,000)       (14,073,000)
                                                                         ------------       ------------
  Cash flows from financing activities:
    Borrowings under floor plan payable   . . . . . . . . . . . .          89,395,000        107,977,000
    Repayment of floor plan payable   . . . . . . . . . . . . . .         (83,240,000)       (97,908,000)
    Participations in floor plan payable  . . . . . . . . . . . .           3,996,000          9,059,000
    Principal payments on long-term debt  . . . . . . . . . . . .            (270,000)       (20,233,000)
    Borrowings under long-term debt   . . . . . . . . . . . . . .             911,000         20,530,000
    Exercise of stock options   . . . . . . . . . . . . . . . . .              41,000            112,000
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .            (170,000)           (64,000)
                                                                         ------------       ------------
               Net cash provided by financing activities  . . . .          10,663,000         19,473,000
                                                                         ------------       ------------
  Net increase (decrease) in cash and cash equivalents  . . . . .           4,772,000          3,075,000
  Cash and cash equivalents, beginning of period  . . . . . . . .          26,066,000         34,326,000
                                                                         ------------       ------------
  Cash and cash equivalents, end of period  . . . . . . . . . . .        $ 30,838,000       $ 37,401,000
                                                                         ============       ============
  Noncash investing and financing activity - purchase of property
    through the issuance of long-term debt  . . . . . . . . . . .        $  2,000,000          4,500,000
                                                                         ============       ============
  Supplemental disclosures of cash flow information:
    Cash paid for interest  . . . . . . . . . . . . . . . . . . .        $  1,931,000       $  3,375,000
    Cash paid for income taxes  . . . . . . . . . . . . . . . . .           3,509,000          5,687,000
                                                                         ============       ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three and nine months ended February 28, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1997. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

REPURCHASE AGREEMENTS

The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from twelve to fifteen months). At February 28, 1997, the Company's contingent repurchase liability was approximately $36.5 million.

INVENTORIES

A summary of inventories follows:


                                                                            MAY 31,          FEBRUARY 28,
                                                                            1996                1997
                                                                          -----------        -----------
      Manufactured homes:
        New . . . . . . . . . . . . . . . . . . . . . . . . . . .         $29,818,000        $36,757,000
        Used  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,878,000          3,699,000
      Furniture and supplies  . . . . . . . . . . . . . . . . . .           1,505,000          2,870,000
      Raw materials and work-in-process . . . . . . . . . . . . .           2,162,000          5,768,000
                                                                          -----------        -----------
                                                                          $35,363,000        $49,094,000
                                                                          ===========        ===========

EARNINGS PER SHARE

The consolidated financial statements, including all references to the number of shares of common stock and all per share information, have been adjusted to reflect the 5-for-4 stock split effected on February 7, 1997. Earnings per common share are computed based on the weighted average number of shares outstanding during the periods presented and are adjusted for common stock equivalents when dilutive.

ACQUISITIONS

On September 3, 1996, the Company acquired all of the common stock of Heartland Homes, Inc. ("Heartland") and certain operating assets of Manu-Fac Homes, Inc. ("Manu-Fac") for a combination of cash and notes totaling $8.9 million. Heartland is a single-plant manufactured housing producer in Henderson, North Carolina. Heartland markets its homes through 65 independent retailers in North Carolina and three surrounding states. Manu-Fac was a contractually affiliated group of independent retailers throughout North Carolina, operating under the CHOICENTER or WESTWOOD Homes trade names. In connection with the acquisition of such assets of Manu-Fac, these retailers became franchisees of Associated Retailers Group, Inc., a wholly-owned subsidiary of the Company, and continue to operate under the CHOICENTER or WESTWOOD trade name. The results of the

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


acquired operations of Heartland and Manu-Fac have been included with those of the Company from the date of acquisition. The excess purchase price over the estimated fair value of the net assets as of the acquisition date of $6.2 million has been recorded as goodwill and is being amortized over 25 years. The allocation of the purchase price, in certain instances, is based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained.

On September 24, 1996, the Company completed the acquisition of Guerdon Holdings, Inc. and its subsidiary, Guerdon Homes, Inc. (collectively, "Guerdon"). Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes through approximately 150 independent retailers located primarily in the Pacific Northwest, Rocky Mountain, and South-Central regions of the United States. The results of the acquired operations of Guerdon have been included with those of the Company from the date of acquisition. The excess purchase price over the estimated fair value of the net assets as of the acquisition date of $22.1 million has been recorded as goodwill and is being amortized over 40 years. The allocation of the purchase price, in certain instances, is based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained.

The estimated fair value of assets acquired and liabilities assumed in these acquisitions is summarized as follows:

             Current assets . . . . . . . . . . . . . . . . . . . . . . . .      $   9,327,000
             Property, plant and equipment  . . . . . . . . . . . . . . . .         11,584,000
             Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,323,000
             Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .          4,511,000
             Current liabilities  . . . . . . . . . . . . . . . . . . . . .        (20,749,000)
             Notes payable  . . . . . . . . . . . . . . . . . . . . . . . .        (22,911,000)
                                                                                 -------------
                                                                                 $  10,085,000
                                                                                 =============

             Consideration:
               Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   7,150,000
               Notes payable  . . . . . . . . . . . . . . . . . . . . . . .          2,000,000
               Acquisition costs  . . . . . . . . . . . . . . . . . . . . .            935,000
                                                                                 -------------
                                                                                 $  10,085,000
                                                                                 =============

Unaudited pro forma results of operations of the Company for the periods presented, assuming the acquisitions discussed above had been consummated at June 1, 1995, are as follows:

                                                                       NINE MONTHS ENDED
                                                                  ------------------------------
                                                                  FEBRUARY 29,       FEBRUARY 28,
                                                                    1996               1997
                                                                  ------------      ------------
               Revenues  . . . . . . . . . . . . . . . . . .      $246,898,000      $277,940,000
               Operating income  . . . . . . . . . . . . . .        11,713,000        20,014,000
               Net income before taxes . . . . . . . . . . .         7,777,000        15,965,000
               Net income  . . . . . . . . . . . . . . . . .         4,264,000         9,415,000
               Earnings per common share . . . . . . . . . .      $       0.44      $       0.84
                                                                  ============      ============

The Company intends to sell two facilities acquired in connection with the Guerdon acquisition. The facilities are recorded at their estimated fair value less estimated costs to sell the two facilities. Although, it is the Company's intention to dispose of the facilities within one year, there can be no assurance that the Company's efforts will be successful. Consequently, the carrying values of these facilities are classified as long-term in the Company's balance sheet and as "Assets to Be Disposed Of" in accordance with SFAS 121.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


On September 24, 1996, the Company established a $25 million credit facility through Bank One, Texas N.A. These funds, together with the capital raised in the March 1996 public offering of the Company's common stock, will be used to support the Company's internal growth strategy as well as the aforementioned acquisitions. At February 28, 1997, the Company borrowed all amounts available under this credit facility, which is secured by certain property, plant and equipment of the Company's manufacturing plants. The Company used the remaining $7.0 million in the third quarter to purchase five manufacturing plants formerly under lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "should," and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward- looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in the Company's most recently filed registration statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

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

RESULTS OF OPERATIONS


   The following table summarizes certain operating data for the Company for the periods presented:

                                                       Three Months Ended               Nine Months Ended
                                                    ----------------------------     ----------------------------
                                                    February 29,    February 28,     February 29,    February 28,
                                                        1996            1997             1996            1997
                                                    ------------    ------------     ------------    ------------
   Company-manufactured new homes sold at
      retail . . . . . . . . . . . . . . . .             594              757           1,598           2,303
   Total new homes sold at retail  . . . . .             914            1,012           2,726           3,277
   Internalization rate (1)  . . . . . . . .             65%              75%             59%             70%
   Previously-owned homes sold at retail . .             248              328             745             975
   Average number of new homes sold per
      retail sales center  . . . . . . . . .              23               21              72              70
   Average retail selling price--new homes .         $43,698          $45,794         $43,141         $45,509
   Number of retail sales centers at end of
      period . . . . . . . . . . . . . . . .              43               49              43              49
   Manufacturing shipments . . . . . . . . .             855            1,699           2,571           4,505
   Manufacturing shipments to independent
      dealers  . . . . . . . . . . . . . . .             202              867             683           1,919

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

Three months ended February 28, 1997 compared to three months ended February 29, 1996

   Net Sales. Net sales of manufactured homes were $78.6 million for the three months ended February 28, 1997, as compared to $48.4 million for the three months ended February 29, 1996. Sales from the Company's newly acquired manufacturing operations were $25.5 million for the three months ended February 28, 1997. On a basis comparable to fiscal 1996, net sales increased 10% to $53.1 million. This increase was primarily the result of a 15% increase in the number of new and previously-owned homes sold at retail and a 5% increase in the average selling price of new homes. The decrease in the average number of new homes sold per retail sales center from 23 for the three months ended February 29, 1996 to 21 for the three months ended February 28, 1997 was primarily due to adverse weather conditions during the past winter in the South and Southwest regions of the United States. In addition, adverse weather conditions delayed the opening of three new retail sales centers from the Company's third fiscal quarter to the fourth quarter. The Company added one new retail sales center during the third quarter of fiscal 1997 in response to continuing increases in demand for new manufactured homes.

   Other Revenues. Transportation revenues for the three months ended February 28, 1997 were $2.7 million, an increase of 5% over $2.6 million for the three months ended February 29, 1996. This increase was primarily due to an increase in transportation activity in response to generally higher demand for transportation services. Other revenues increased 31% to $3.1 million for the three months ended February 28, 1997, as compared to $2.4 million for the three months ended February 29, 1996. This increase was primarily attributable to increased commissions and premiums generated by the Company's insurance operations as well as revenue associated with the Company's franchising operations acquired in connection with the purchase of Manu-Fac in September, 1996.

   Cost of Sales. Cost of manufactured homes sold were $56.7 million (72.2% of net sales) for the three months ended February 28, 1997, as compared to $33.6 million (69.3% of net sales) for the three months ended

February 29, 1996. Cost of manufactured homes attributable to the newly acquired manufacturing operations for the three months ended February 28, 1997 were $21.4 million. On a basis comparable to fiscal 1996, cost of manufactured homes increased 5% to $35.3 million (66.4% of net sales) for the three months ended February 28, 1997 from $33.6 million (69.3% of net sales) for the three months ended February 29, 1996. This increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was the result of an increase in the internalization rate from 65% for the three months ended February 29, 1996, to 75% for the three months ended February 28, 1997, and increased operating efficiencies at the Company's three Texas manufacturing facilities. Cost of sales attributable to transportation operations for the three months ended February 28, 1997 were $2.3 million (83.8% of transportation revenues), an increase of 7% from $2.1 million (82.3% of transportation revenues) for the three months ended February 29, 1996. This increase was due to increased transportation activity. The increase in cost of sales expressed as a percentage of transportation revenues was largely the result of increased rates paid to independent owner-operators.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 1997, were $18.7 million (22.2% of total revenues), as compared to $13.5 million (25.3% of total revenues) for the three months ended February 29, 1996. Selling, general and administrative expenses attributable to the Company's newly acquired operations were $2.9 million for the three months ended February 28, 1997. On a basis comparable to fiscal 1996, selling, general and administrative expenses were $15.8 million (26.8% of total revenues) for the three months ended February 28, 1997, as compared to $13.5 million (25.3% of total revenues) for the three months ended February 29, 1996. This increase in selling, general and administrative expenses was attributable to increased sales, manufacturing, transportation and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 65% for the three months ended February 29, 1996 to 75% for the three months ended February 28, 1997. This increase was partially offset by a decrease in warranty expenses, expressed as a percentage of net revenues.

   Interest Expense. Interest expense increased 82% to $1.5 million for the three months ended February 28, 1997, from $827,000 for the three months ended February 29, 1996. This increase was attributable to increased borrowings of $25 million under a credit facility established with Bank One, Texas N.A., which was used to fund the Company's internal growth strategy as well as fund its acquisition of Guerdon and Heartland, and an increase in floor plan debt used to support a higher level of inventory due to the opening of new retail sales centers.

   Earnings (Loss) in Affiliate. In fiscal 1996, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century, a mortgage company which provides retail financing to manufactured home buyers. The Company's proportionate share of 21st Century's earnings (losses) were ($19,000) and $46,000 for the three months ended February 29, 1996 and February 28, 1997, respectively.

Nine months ended February 28, 1997 compared to nine months ended February 29, 1996

   Net Sales. Net sales of manufactured homes were $221.4 million for the nine months ended February 28, 1997, as compared to $147.7 million for the nine months ended February 29, 1996. Sales from the Company's newly acquired manufacturing operations were $49.3 million for the nine months ended February 28, 1997. On a basis comparable to fiscal 1996, net sales increased 17% to $172.1 million. The increase was primarily the result of a 23% increase in the number of new and previously-owned homes sold at retail, and a 5% increase in the average selling price of new homes. The decrease in the average number of new homes sold per retail sales center from 72 for the nine months ended February 29, 1996 to 70 for the nine months ended February 28, 1997 was primarily due to adverse weather conditions during the past winter in the South and Southwest regions of the United States. In addition, adverse weather conditions delayed the opening of three new retail sales centers from the Company's third fiscal quarter to the fourth quarter. The Company added five new retail sales centers during the nine months ended February 28, 1997, in response to continuing increases in demand for new manufactured homes.

   Other Revenues. Transportation revenues for the nine months ended February 28, 1997 were $9.9 million, an increase of 16% over $8.6 million for the nine months ended February 29, 1996. This increase was primarily due to an increase in transportation activity in response to generally higher demand for transportation services. Other revenues increased to $9.0 million for the nine months ended February 28, 1997, as compared to $7.6 million for the nine months ended February 29, 1996. The increase was primarily attributable to increased commissions and premiums generated by the Company's insurance operations as well as revenues associated with the Company's franchising operations acquired in connection with the purchase of Manu-Fac in September, 1996.

   Cost of Sales. Cost of manufactured homes sold were $157.6 million (71.1% of net sales) for the nine months ended February 28, 1997, as compared to $102.9 million (69.6% of net sales) for the nine months ended February 29, 1996. Cost of manufactured homes attributable to the newly acquired manufacturing operations for the nine months ended February 28, 1997 were $42.0 million. On a basis comparable to fiscal 1996, cost of manufactured homes increased 12% to $115.6 million (67.1% of net sales) for the nine months ended February 28, 1997 from $102.9 million (69.6% of net sales) for the nine months ended February 29, 1996. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was the result of an increase in the internalization rate from 59% for the nine months ended February 29, 1996 to 70% for the nine months ended February 28, 1997 and increased operating efficiencies at the Company's three Texas manufacturing facilities. Cost of sales attributable to transportation operations for the nine months ended February 28, 1997 were $8.2 million (82.9% of transportation revenues), an increase of 16% from $8.1 million (82.5% of transportation revenues) for the nine months ended February 29, 1996. This increase was due to increased transportation activity.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended February 28, 1997, were $55.0 million (22.9% of total revenues), as compared to $40.9 million (25.0% of total revenues) for the nine months ended February 29, 1996. Selling, general and administrative expenses attributable to the Company's newly acquired operations were $5.3 million for the nine months ended February 28, 1997. On a basis comparable to fiscal 1996, selling, general and administrative expenses were $49.7 million (26.0% of total revenues) for the nine months ended February 28, 1997 as compared to $40.9 million (25.0% of total revenues) for the nine months ended February 29, 1996. The increase in selling, general and administrative expenses was attributable to increased sales, manufacturing, transportation and insurance activities, as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 59% for the nine months ended February 29, 1996, to 70% for the nine months ended February 28, 1997. This increase was partially offset by a decrease in warranty expenses, expressed as a percentage of net revenues.

   Interest Expense. Interest expense increased 45% to $3.2 million for the nine months ended February 28, 1997, from $2.2 million for the nine months ended February 29, 1996. This increase was primarily attributable to increased borrowings during the first nine months of fiscal 1997 of $25 million under a credit facility established with Bank One, Texas N.A., which was used to fund the Company's internal growth strategy as well as fund its acquisition of Guerdon and Heartland, and an increase in floor plan debt used to support a higher level of inventory due to the opening of new retail sales centers.

   Earnings (Loss) in Affiliate. In fiscal 1996, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century. The Company's proportionate share of 21st Century's earnings (losses) were ($31,000) and $112,000 for the nine months ended February 29, 1996 and February 28, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

   Cash used in operating activities was $2.3 million for the nine months ended February 28, 1997. Net income accounted for the significant cash provided by operating activities for the nine months ended February 28, 1997. Accrued expenses, including accrued warranty costs, increased from $12.0 million at May 31, 1996 to $24.3 million at February 28, 1997, primarily as a result of acquisitions of manufacturing facilities in several new market regions. The Company's reserve for future policy benefits increased from $3.4 million at May 31, 1996 to $5.3 million at February 28, 1997 which is consistent with the increasing premiums generated by the Company's credit life subsidiary. Substantial increases in inventory and other working capital items required to open or acquire Company-owned retail sales centers accounted for most of the cash used during these periods. An important part of the Company's growth strategy is to expand the number of Company-owned retail sales centers and
increase its manufacturing production.    Management estimates the capital
required to open a new retail sales center to be approximately $1.0 to $1.25 million, primarily for inventory and working capital. Subject to continued increases in demand, the Company may incur additional capital expenditures to further increase its manufacturing capacity. Management currently plans to open or acquire a minimum of eight to ten retail sales centers each year for the next two years, and in connection therewith, will use cash to purchase inventory and operating assets and for working capital purposes. Management expects increased cash generated by the Company's retail sales centers and manufacturing operations to substantially fund the working capital required to open new retail sales centers.

   The Company paid approximately $10.2 million in cash, net of cash acquired, to purchase Guerdon, Heartland and certain operating assets of Manu-Fac. Total tangible assets purchased were approximately $25.4 million with total liabilities assumed of $43.7 million, giving rise to $28.3 million in goodwill. In addition, the Company had capital expenditures of $8.4 million for the nine months ended February 28, 1997. Approximately $4.5 million of these expenditures, which were financed through the issuance of notes payable, were used to acquire five manufacturing plants formerly under lease by the Company. The remaining expenditures were used primarily to fund new retail sales centers opened during the first nine months of fiscal 1997 and additions to manufacturing capacity.

   The Company has a $100.0 million floor plan credit facility with Ford Consumer Finance Company, Inc. ("Ford"), with an interest rate at Ford's prime rate. The facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. In order to satisfy greater working capital requirements, and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $10.1 million in the first nine months of fiscal 1997. At February 28, 1997, the Company had net borrowings of $39.0 million (gross borrowings of $59.0 million less participations of $20.0 million). The Company reduced its participations in its floor plan credit facility by $9.1 million during the first nine months of fiscal 1997, principally to fund the acquisitions of Guerdon, Heartland and certain operating assets of Manu-Fac. The Company's participations in its floor plan credit facility earn interest at Ford's prime rate less .375%, and are immediately available to the Company in cash.

   On September 24, 1996, the Company established a $25 million credit facility through Bank One, Texas N.A. These funds, together with the capital raised in the March 1996 public offering of the Company's common stock, will be used to support the Company's internal growth as well as the Guerdon, Heartland and Manu-Fac acquisitions.

   Total funded debt, including floor plan, expressed as a percentage of equity, increased from 41% at May 31, 1996, to 101% at February 28, 1997, principally the result of acquisitions of manufacturing facilities in several new market regions. As the Company continues to explore strategic acquisition opportunities in new regions, the Company's leverage will continue to increase. The Company is in the process of securing additional debt facilities which management believes, when coupled with its current unused floorplan facility, will be sufficient to satisfy working capital and capital expenditure requirements over the next two years.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
                                EXHIBIT INDEX

                                                                   EXHIBIT         REPORT WITH WHICH
DESCRIPTION                                                          NO.           EXHIBIT WAS FILED
-----------                                                        -------         ------------------
Restated Articles of Incorporation of the Company                     3.1          S-1 Registration Statement
                                                                                   No. 33-78630
Amended and Restated Bylaws of the Company                            3.2          S-1 Registration Statement
                                                                                   No. 33-78630
Specimen Common Stock Certificate                                     4.1          S-1 Registration Statement
                                                                                   No. 33-78630
Shareholders Agreement, dated as of August 31, 1993, by and among     4.2          S-1 Registration Statement
  the Company and certain shareholders of the Company                              No. 33-78630
Form of Amendment to Shareholders Agreement                           4.3          S-1 Registration Statement
                                                                                   No. 33-78630
Loan Agreement, dated September 24, 1996, among American Homestar    10.1          Filed herewith
  Corporation, Oak Creek Housing Corporation, Nationwide Housing
  Systems, Inc., American Homestar Financial Services, Inc.,
  Heartland Homes, Inc., Guerdon Homes, Inc., Oak Creek Homes,
  Inc., American Homestar of Burleson, Inc., American Homestar of
  Lancaster, Inc. and Bank One, Texas, N.A.
$2,100,000 Term Promissory Note, dated September 24, 1996, by and    10.2          Filed herewith
  between American Homestar Corporation, Oak Creek Housing
  Corporation and Bank One, Texas, N.A.
$4,600,000 Term Promissory Note, dated September 24, 1996, by and    10.3          Filed herewith
  between American Homestar Corporation, Oak Creek Housing
  Corporation and Bank One, Texas, N.A.
$11,300,000 Term Promissory Note, dated September 24, 1996, by and   10.4          Filed herewith
  between  American   Homestar  Corporation, Oak Creek Housing
  Corporation and Bank One, Texas, N.A.
$7,000,000 Term Promissory  Note, dated September 24, 1996, by and   10.5          Filed herewith
  between American Homestar Corporation, Oak Creek Housing
  Corporation and Bank One, Texas, N.A.
Amendment to Life Reinsurance Contract, dated December 31, 1996,     10.6          Filed herewith
  by and between Lifestar Reinsurance Limited and American Bankers
  Life Assurance Company of Florida.
Employment Agreement, dated November 15, 1996, between Finis F.      10.7          Filed herewith
  Teeter and American Homestar Corporation.
Employment Agreement, dated November 15, 1996, between Laurence A.   10.8          Filed herewith
  Dawson, Jr. and American Homestar Corporation.
Nonqualified Stock Option Agreement, dated  November 15, 1996        10.9          Filed herewith
  between Finis F. Teeter and American Homestar Corporation.
Nonqualified  Stock  Option  Agreement, dated November 15, 1996      10.10         Filed herewith
  between Laurence A. Dawson, Jr. and American  Homestar
  Corporation.
Statement Re Computation of Per Share Earnings                       11            Filed herewith
None                                                                 15
None                                                                 18

                                EXHIBIT INDEX

                                                                      EXHIBIT        REPORT WITH WHICH
   DESCRIPTION                                                          NO.          EXHIBIT WAS FILED
   -----------                                                        -------        ------------------
   None                                                                 19
   List of Subsidiaries                                                 21            Filed herewith
   None                                                                 22
   None                                                                 23
   None                                                                 24
   Financial Data Schedules                                             27            Filed herewith
   None                                                                 99

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

                                   AMERICAN HOMESTAR CORPORATION


   Date: April 7, 1997             By:  /s/ Craig A. Reynolds
                                     -------------------------------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                         Officer, Secretary and Director
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

                                                                   EXHIBIT         REPORT WITH WHICH
DESCRIPTION                                                          NO.           EXHIBIT WAS FILED
-----------                                                        -------         ------------------
Restated Articles of Incorporation of the Company                     3.1          S-1 Registration Statement
                                                                                   No. 33-78630
Amended and Restated Bylaws of the Company                            3.2          S-1 Registration Statement
                                                                                   No. 33-78630
Specimen Common Stock Certificate                                     4.1          S-1 Registration Statement
                                                                                   No. 33-78630
Shareholders Agreement, dated as of August 31, 1993, by and among     4.2          S-1 Registration Statement
  the Company and certain shareholders of the Company                              No. 33-78630
Form of Amendment to Shareholders Agreement                           4.3          S-1 Registration Statement
                                                                                   No. 33-78630
Loan Agreement, dated September 24, 1996, among American Homestar    10.1          Filed herewith
  Corporation, Oak Creek Housing Corporation, Nationwide Housing
  Systems, Inc., American Homestar Financial Services, Inc.,
  Heartland Homes, Inc., Guerdon Homes, Inc., Oak Creek Homes,
  Inc., American Homestar of Burleson, Inc., American Homestar of
  Lancaster, Inc. and Bank One, Texas, N.A.
$2,100,000 Term Promissory Note, dated September 24, 1996, by and    10.2          Filed herewith
  between American Homestar Corporation, Oak Creek Housing
  Corporation and Bank One, Texas, N.A.
$4,600,000 Term Promissory Note, dated September 24, 1996, by and    10.3          Filed herewith
  between American Homestar Corporation, Oak Creek Housing
  Corporation and Bank One, Texas, N.A.
$11,300,000 Term Promissory Note, dated September 24, 1996, by and   10.4          Filed herewith
  between  American   Homestar  Corporation, Oak Creek Housing
  Corporation and Bank One, Texas, N.A.
$7,000,000 Term Promissory  Note, dated September 24, 1996, by and   10.5          Filed herewith
  between American Homestar Corporation, Oak Creek Housing
  Corporation and Bank One, Texas, N.A.
Amendment to Life Reinsurance Contract, dated December 31, 1996,     10.6          Filed herewith
  by and between Lifestar Reinsurance Limited and American Bankers
  Life Assurance Company of Florida.
Employment Agreement, dated November 15, 1996, between Finis F.      10.7          Filed herewith
  Teeter and American Homestar Corporation.
Employment Agreement, dated November 15, 1996, between Laurence A.   10.8          Filed herewith
  Dawson, Jr. and American Homestar Corporation.
Nonqualified Stock Option Agreement, dated  November 15, 1996        10.9          Filed herewith
  between Finis F. Teeter and American Homestar Corporation.
Nonqualified  Stock  Option  Agreement, dated November 15, 1996      10.10         Filed herewith
  between Laurence A. Dawson, Jr. and American  Homestar
  Corporation.
Statement Re Computation of Per Share Earnings                       11            Filed herewith
None                                                                 15
None                                                                 18

                                                                      EXHIBIT        REPORT WITH WHICH
   DESCRIPTION                                                          NO.          EXHIBIT WAS FILED
   -----------                                                        -------        ------------------
   None                                                                 19
   List of Subsidiaries                                                 21            Filed herewith
   None                                                                 22
   None                                                                 23
   None                                                                 24
   Financial Data Schedules                                             27            Filed herewith
   None                                                                 99