Form 10-K
period 1997-05-31
AMERICAN HOMESTAR CORP
filed 1997-08-28
CIK 922812

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

                         COMMISSION FILE NUMBER 0-24210

                         AMERICAN HOMESTAR CORPORATION
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        76-0070846
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

        2450 SOUTH SHORE BOULEVARD, SUITE 300, LEAGUE CITY, TEXAS 77573
          (Address of principal executive offices, including zip code)

                                 (281) 334-9700
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

                SECURITIES REGISTERED PURSUANT TO SECTION 12(g):

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------             -----------------------------------------
      Common Stock, $0.05 par value                 Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of voting stock held by non-affiliates of the registrant on August 6, 1997 (based on the last sale price on the Nasdaq National Market as of such date) was $153,166,622. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrants common stock are affiliates of the registrant.

     As of August 6, 1997, the registrant had 11,430,351 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement with respect to the 1997 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     8
Item 3.    Legal Proceedings...........................................     9
Item 4.    Submission of Matters to a Vote of Security Holders.........     9

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Shareholder Matters.......................................    10
Item 6.    Selected Financial Data.....................................    11
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    12
Item 8.    Financial Statements and Supplementary Data.................    17
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    17

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant..........    17
Item 11.   Executive Compensation......................................    18
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    18
Item 13.   Certain Relationships and Related Transactions..............    18

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................    19

                                     PART I

ITEM 1. BUSINESS

GENERAL

     American Homestar Corporation ("American Homestar" or the "Company") is one of the nations leading vertically integrated manufacturing housing companies, with operations in manufacturing, retail distribution, financing, insurance and transportation. At May 31, 1997, the Company operated eight manufacturing plants that sell homes through a network of 54 Company-owned retail sales centers and approximately 300 independent retailers, fifteen of which are franchisees. At May 31, 1997, the Company's manufacturing plants were located in Texas, North Carolina, Oregon, Idaho, Nebraska and Mississippi, and Company-owned retail sales centers were located in Texas, Louisiana, New Mexico, Oklahoma, Colorado and Utah.

GROWTH STRATEGY

     American Homestar is committed to long-term growth through a strategy based on vertical integration. Management believes that the integration of manufacturing, retailing and retail financing operations provides the Company with a competitive advantage over many others in the industry. During fiscal 1997 and the first quarter of fiscal 1998, the Company made a number of strategic acquisitions, the most significant of which are as follows:

     - In September 1996, the Company exercised its option to acquire Guerdon Holdings, Inc. ("Guerdon") after managing Guerdon's operations under a management agreement since March 1996. Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes to over 150 independent retailers located in 17 states in the Pacific Northwest, Rocky Mountain and South Central regions of the United States.

     - In September 1996, the Company acquired Heartland Homes, Inc. ("Heartland"), a single plant manufacturer of low- to medium-priced homes in North Carolina. Concurrent with the Heartland acquisition, the Company also purchased the assets of Manu-Fac Homes, Inc. ("Manu-Fac"), a contractually affiliated group of 15 independent retailers, which have since become franchisees of the Company.

     - In June 1997, the Company acquired Brilliant Holding Corporation ("Brilliant"), a manufacturer of single- and multi-section homes with three plants in Alabama. Brilliant sells its homes to nearly 200 independent retailers located in 14 states.

     - In June 1997, the Company acquired N.C. Mobile Home Corporation ("N.C. Homes"), which operates 11 retail sales centers in North Carolina and one retail sales center in Virginia.

     While the Company's historical primary market area has been the Southwest, particularly Texas and surrounding states, the Company's recent expansion has given it a national presence with operations now encompassing the Southwest, Pacific Northwest, Rocky Mountain, Deep South, South Central, Southeastern and Mid-Atlantic regions of the United States. With the completion of the Brilliant and N. C. Homes acquisitions, the Company now operates 11 manufacturing plants and 67 Company-owned retail centers and serves over 400 independent retail locations in 28 states.

     The key elements of the Company's growth strategy over the next two years are as follows:

     - Expand the Company's Retail Distribution Base. Expanding the Company's retail distribution base, especially in the Company's new regional markets, is a high priority. In the first quarter of fiscal 1998, the Company added 15 Company-owned retail sales centers, most of which are located in the Company's new regional markets.

     - Broaden and Strengthen Independent Retailer Relationships. The Company intends to further develop its independent retail network and increase the volume of Company-manufactured homes sold by its independent retailers. In furtherance of this strategy, the Company has recently introduced and will aggressively market, a retail franchise program. Relationships with independent retailers are particularly important in new regional markets in which the Company has fewer Company-owned retail sales centers.

     - Increase the Proportion of New Homes Sold by its Retail Sales Centers that are Manufactured by the Company. By selling homes manufactured by the Company at Company-owned retail sales centers, the Company earns both a retail profit and manufacturing profit on each new home sale. During fiscal 1997, 74% of the new homes sold by Company-owned retail sales centers were manufactured by the Company, a significant increase from 60% in fiscal 1996 and 51% in fiscal 1995. The Company intends to continue to increase this percentage, which is referred to as the internalization rate.

     - Expand Manufacturing Production and Capacity. The Company intends to improve margins in its recently acquired plants to bring them up to the levels being achieved at the Company's core Texas facilities. The Company also intends to add a new plant in North Carolina to support its growing retail base in the region as well as making substantial capital improvements to increase capacity at six plants in Idaho, Oregon, North Carolina and Alabama.

     - Position 21st Century as a High-Growth Finance Company. The Company believes that 21st Century Mortgage Corporation ("21st Century"), a 50% owned subsidiary of the Company which offers installment mortgage financing to purchasers of manufactured homes, represents an important element of the Company's growth strategy and vertical integration plan, giving the Company greater control over its business, reducing its dependence on third-party lenders, and providing a significant source of recurring revenues and earnings in the future. 21st Century provides financing through all Company-owned retail sales centers and is financing an increasing portion of the Company's business. 21st Century is also adding to its growing loan portfolio through its own efforts to capture re-finance business and through the formation of joint ventures with other manufactured housing producers and retailers.

     - Implement its Vertically Integrated Growth Strategy in New Regional Markets Through Acquisitions. The Company intends to seek and evaluate opportunities to expand its manufacturing and retail business outside its historical market area, initially by acquiring and, in the future, by opening new manufacturing facilities and Company-owned retail sales centers. The recent acquisitions of Guerdon, Heartland, Brilliant and N.C. Homes have significantly expanded the Company's operations outside its original seven state primary market area and provide strong platforms for future growth through vertical integration.

INDUSTRY

     In 1996, the United States manufactured housing industry had estimated retail sales of $14.0 billion. A manufactured home is a complete single-family residence that is built in a factory and transported to a site. Manufactured homes offer most of the amenities of, and are generally built with the same materials as, site-built homes. Manufactured homes are produced in sections, also referred to as "floors," and finished homes may consist of one or more sections.

     Because of the lower cost of construction compared to site-built homes, manufactured housing has historically served as one of the most affordable alternatives for the home buyer. According to the U.S. Department of Commerce, in 1996 the average cost per square foot was $25.18 for a single-section manufactured home and $29.56 for a multi-section manufactured home, as compared to an average cost of $58.66 per square foot for a site-built home, each excluding land costs. Manufactured homes have traditionally been an attractive means for home buyers to overcome the obstacles of large down payments and high monthly mortgage payments. Since the introduction of the first manufactured homes, significant improvements in quality, design and amenities have been developed, and attractive home sites have become increasingly available.

     In part due to the continuing cost advantage and improved quality and appearance of manufactured homes, the manufactured housing industry has consistently gained an increasing share of the overall housing market since 1992. In 1992, manufactured homes accounted for 25.7% of total new homes sold. The percentage share of the overall new housing market represented by manufactured homes increased to 32.4% in 1996.

     Since 1991, the manufactured housing industry has experienced a significant increase in demand. According to the Manufactured Housing Institute ("MHI"), industry-wide domestic shipments increased from 170,713 homes in 1991 to 363,411 in 1996. The Company believes improved economic conditions, reduced inventories of repossessed homes, greater availability of retail financing for the home buyer and enhanced quality of manufactured homes have contributed to improved industry conditions. Although the manufactured housing industry has experienced consistent growth over the past five years, the industry is cyclical and is affected by many of the same factors that influence the housing industry generally, including inflation, interest rates, availability of financing, regional economic and demographic conditions and consumer confidence levels, as well as the affordability and availability of alternative housing, such as apartments, condominiums and conventional, site-built homes.

MANUFACTURING

     The Company produces a broad range of homes from traditional, lower-priced homes to distinctive, higher-priced homes which compete with site-built homes, and which retail from $15,000 to $109,000, excluding land costs. The Company differentiates its products from competitors by emphasizing higher quality homes and homes with more innovative architectural designs and features than are typically offered in each product category.

     The following table sets forth the total homes and floors manufactured by the Company for the periods indicated:

                                                               YEARS ENDED MAY 31,
                                                              ----------------------
                                                              1995    1996     1997
                                                              -----   -----   ------
Homes manufactured:
  Single-section............................................  1,513   1,800    2,160
  Multi-section.............................................  1,512   1,793    4,410
                                                              -----   -----   ------
Total homes manufactured....................................  3,025   3,593    6,570
                                                              =====   =====   ======
Total floors manufactured...................................  4,537   5,386   11,137
                                                              =====   =====   ======

     The Company's manufacturing facilities generally operate on a one shift per day, five day per week basis. At May 31, 1997, the Company's facilities had the capacity to produce 72 floors per day, and its production rate was 54 floors per day. Capacity figures are estimates of management.

     The principal materials used in the construction of the Company's homes include lumber and lumber products, gypsum wallboard, steel, aluminum, fiberglass, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Generally, materials are readily available and are purchased by the Company from numerous sources. The Company believes that the materials used in the manufacture of its homes are readily available at competitive prices from a wide variety of suppliers. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on its business. The Company's direct or variable costs of operations can be significantly affected by the availability and pricing of raw materials.

     The Company generally builds a home only after a specific order has been received and financing arrangements for payment have been made. In accordance with industry practice, dealers can cancel orders prior to the commencement of production without penalty, and accordingly, the Company does not consider its backlog of orders to be firm orders. Because of the seasonality of the market for manufactured homes, the level of backlog at any time is not necessarily indicative of the expected level of future orders. The Company's backlog, as well as level of new orders, generally declines during the winter months of December through February.

     The Company sells the homes it manufacturers through Company-owned retail sales centers, through franchisees in its retail franchise system, and through independent retail sales centers in 28 states. The following table sets forth for the periods indicated certain data for shipments of homes manufactured by the Company, the number of Company-owned retail sales centers and the number of independent retail sales centers, including franchisees:

                                                               YEARS ENDED MAY 31,
                                                              ---------------------
                                                              1995    1996    1997
                                                              -----   -----   -----
Homes shipped to Company-owned retail sales centers.........  1,799   2,714   3,762
Homes shipped to independent retail sales centers, including
  franchisees...............................................  1,226     879   2,808
                                                              -----   -----   -----
          Total homes shipped...............................  3,025   3,593   6,570
                                                              =====   =====   =====
Company-owned retail sales centers..........................     34      44      54
Independent retail sales centers............................    103      84     348

     The independent retailer network is an important part of the Company's sales and distribution strategy. Relationships are particularly important in new regional markets in which the Company has no existing Company-owned retail sales centers. The Company believes its relations with its independent retailers are excellent, however, except for franchise agreements with its franchisees, the Company has no written agreements with its independent retailers and the relationship may be terminated at any time by either party.

     The Company generally does not provide inventory financing arrangements for independent retailer purchases, nor does it consign homes. However, as is customary in the industry, lenders financing independent retailers require that the Company execute repurchase agreements, which provide that, in the event of a retailer's default under the retailer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. During the last three fiscal years, the Company has incurred no significant losses resulting from these contingent obligations, however there can be no assurance that significant losses will not occur in the future. As of May 31, 1997, the Company's contingent repurchase liability was approximately $34.1 million.

RETAILING

     The Company emphasizes high quality, multi-section homes and a professional approach to sales, supported by extensive sales training programs. In fiscal 1997, the Company's average new home sales price of $45,902 and its proportion of multi-section new home sales of 54% were higher than the industry averages. Since the beginning of fiscal 1993, the Company has increased the number of Company-owned retail sales centers from 12 to 54 as of May 31, 1997, while the average number of new homes sales per Company-owned retail sales center has increased from 74 in fiscal 1993 to 93 in fiscal 1997. However, the average number of new home sales per Company-owned retail sales center decreased from 99 in fiscal 1996 to 93 in fiscal 1997. This decrease in fiscal 1997 was partially attributable to unusually wet weather during the past winter and spring in the South and Southwest regions of the United States as well an increased number of retailers, particularly in Texas and surrounding states. However, average sales revenue in fiscal 1997 per Company-owned retail sales center remained level with fiscal 1996 as the Company increased the percentage of multi-section homes sold in fiscal 1997 (54%) as compared to fiscal 1996 (51%). The Company plans to open or acquire between 20 and 30 retail sales centers each year over the next two years. In addition to selling homes manufactured by the Company, most Company-owned retail sales centers sell homes manufactured by other companies as well as previously-owned manufactured homes.

     The following table sets forth for the periods indicated certain information relating to homes sold by Company-owned retail sales centers:

                                                                YEARS ENDED MAY 31,
                                                            ---------------------------
                                                             1995      1996      1997
                                                            -------   -------   -------
Average new home sales price:.............................  $40,041   $43,460   $45,902
Homes sold:
  New homes...............................................    3,127     3,887     4,506
  Previously-owned homes..................................      738     1,058     1,314
Percentage of new homes sold:
  Single-section..........................................       54%       49%       46%
  Multi-section...........................................       46%       51%       54%
Percentage of new homes sold manufactured by:
  Company.................................................       51%       60%       74%
  Independent manufacturers...............................       49%       40%       26%

     The Company has increased the percentage of new homes sold by Company-owned retail sales centers that are manufactured by the Company from 23% in fiscal 1993 to 74% in fiscal 1997. As the Company's manufacturing facilities continue to increase their production, the Company intends to increase this percentage.

     The Company emphasizes the image and professionalism of its sales representatives and has developed an extensive professional sales training program to support these representatives. The Company believes that its general approach to marketing, the appearance of its sales locations and the professionalism of its sales management and staff are among its most distinguishing features in the marketplace.

RETAIL FINANCING AND INSURANCE OPERATIONS

     American Homestar believes 21st Century represents an important element of its growth strategy and vertical integration plan, giving the Company greater control over its business and providing a significant source of recurring revenues and earnings in the future. The Company formed 21st Century together with Clayton Homes, Inc. ("Clayton"), a leader in manufactured home financing, and three former executive officers of Clayton and its finance subsidiary, Vanderbilt Mortgage and Finance, Inc. ("Vanderbilt"). American Homestar, Clayton and the management of 21st Century own 50%, 25% and 25%, respectively, of 21st Century, and the Company has an option to purchase the stock owned by Clayton and the management of 21st Century after September 15, 2000. As part of Clayton's investment in 21st Century, Vanderbilt agreed to purchase 21st Century loans under a warehouse credit facility and use its best efforts to include such purchased loans in its securitized financings. In addition, Clayton has granted 21st Century a license to use Clayton's proprietary manufactured home financing software. Ford Consumer Finance Company, Inc. ("Ford") has agreed to purchase, and 21st Century has agreed to offer for purchase, at least $35 million of qualified retail installment contracts originated by 21st Century in each of the next two years.

     21st Century provides financing through all of the Company-owned retail sales centers and is financing an increasing portion of the Company's retail installment sales business (50% in fiscal 1997). 21st Century is also adding to its growing portfolio through its own efforts to capture re-finance business and through the formation of financing joint ventures with other manufactured housing producers and retailers. The Company believes the extensive experience of the 21st Century management team and 21st Century's strategic relationships with Clayton and Ford will enable 21st Century to grow at a faster rate, with lower capital requirements and with a lower cost of funds than other start-up financing operations for manufactured housing.

     The Company believes its other financial service products also represent a significant opportunity for the Company to develop additional sources of recurring revenue from each home sale. Through its wholly-owned subsidiary, Western Insurance Agency, Inc. ("Western"), the Company offers retail customers, through both its Company-owned retail sales centers and certain independent retailers, a variety of insurance products, including property/casualty insurance, credit life insurance and extended service contracts. The Company acts as agent and earns commissions for insurance written for purchasers of its manufactured homes. In addition, the Company's wholly-owned subsidiary, Lifestar Reinsurance, Ltd. ("Lifestar"), reinsures credit life policies placed by Western. By reinsuring such policies, the Company earns underwriting fees and investment income as well as normal sales commissions. The Company has the obligation to reimburse the insurance carrier for credit life insurance claims.

TRANSPORTATION

     The Company has a 51% equity ownership interest in Roadmasters Transport Company, Inc. ("Roadmasters"), a manufactured housing transportation company with full interstate authority and intrastate transportation authority in twenty-four states. In addition, Brilliant Carriers, Inc. ("Carriers"), a wholly-owned subsidiary of recently acquired Brilliant, is also a manufactured housing transportation company with full interstate authority and Alabama intrastate transportation authority. Manufactured housing transportation requires specially designed and equipped truck tractors. Roadmasters and Carriers lease its equipment from independent owner-operators, which allows them to cover a large geographic area without a significant investment in equipment.

     Roadmasters is the primary transporter of manufactured homes from the Company's manufacturing facilities to Company-owned retail sales centers and serves other manufacturers and independent retailers as well. Carriers is the primary transporter of manufactured homes from Brilliant's manufacturing facilities to independent retailers. In fiscal 1997, Roadmasters derived approximately 26% of its revenues from the Company's manufacturing operations and approximately 74% of its revenues from other manufacturers and outside sources. Roadmasters is one of the largest transporters of manufactured homes in the Southwest. Carriers derives all of its revenues from Brilliant. The Company believes that its controlling ownership interests in Roadmasters and Carriers provide it with the ability to better control the delivery of homes to its retail sales centers and to independent retailers, especially during peak sales and delivery periods, as well as to profit from each home shipment.

SIGNIFICANT SUPPLIERS

     In fiscal 1995, fiscal 1996 and fiscal 1997, Redman Homes, Inc. ("Redman") supplied approximately 27%, 26% and 18%, respectively, of the homes sold by Company-owned retail sales centers. The Company's supply relationship with Redman is terminable at will by either party. While the Company believes that it can replace any independent manufacturer, by substituting its own products and the products of other manufacturers, any such loss could have an adverse effect on the Company's results of operations.

COMPETITION

     The manufactured housing industry is highly competitive and the capital requirements for entry are relatively small. Manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, depth of field inventory, sales promotions, merchandising, and terms and availability of dealer and retail customer financing. Some of the Company's competitors have substantially greater financial, manufacturing, distribution and marketing resources than the Company. Some of these competitors manufacture homes sold by Company-owned retail sales centers. The Company's sales to independent retailers could be adversely affected if such competitors purchased independent retailers and substituted other manufactured homes for homes manufactured by the Company. In addition, the Company's retail sales could be adversely affected, at least in the short-term, if such competitors curtailed supplying the Company with homes for retail sale. While the Company believes mortgage and personal property financing have generally become more available to the manufactured housing industry in recent years, a contraction in consumer credit could provide an advantage to those competitors with substantial capital resources.

GOVERNMENT REGULATION

     The Company's manufactured homes are subject to a number of federal, state and local laws and codes. Construction of manufactured homes is governed by the National Manufactured Home Construction and Safety Standards Act of 1974 ("MHCSS Act") and the regulations issued by the Department of Housing and Urban Development ("HUD") thereunder, establishing comprehensive national construction standards. These regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. The Company's homes are regularly checked by an independent, HUD-approved inspector for compliance during construction. Failure to comply with applicable HUD regulations could expose the Company to a wide variety of sanctions, including mandated closings of Company manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements.

     Manufactured, modular and site-built homes are all typically built with particle board, paneling and other products that contain various formaldehyde resins. HUD regulates the allowable concentration of formaldehyde in certain products used in manufactured homes and requires warnings to purchasers concerning formaldehyde-associated risks. Certain components of manufactured homes are subject to regulation by the Consumer Products Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency and other governmental agencies currently are re-evaluating the allowable standards for formaldehyde emissions. The Company currently uses materials in its manufactured homes that meet the current HUD standards for formaldehyde emissions and believes that it otherwise complies with HUD and other applicable government regulations in this regard.

     The Company's operations are also subject to the provisions of the Texas Manufactured Housing Act, the Consumer Credit Act and the Truth-in-Lending Act, as well as local zoning and housing regulations. A number of states require manufactured home producers and retailers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation and must be complied with by the dealer or other person installing the home. The operations of Roadmasters and Western are subject to regulation by various federal, state and local authorities.

     A variety of laws affect the financing of manufactured homes by the Company. The Truth-in-Lending Act and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and financing charge. The Fair Credit Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation on consumers' claims and defenses. The Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification. Installment sales contracts eligible for inclusion in the Government National Mortgage Association Program are subject to the credit underwriting requirements of the Federal Housing Administration. A variety of state laws also regulate the form of installment sales contracts and the allowable charges pursuant to installment sales contracts. The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other insurance products.

     The Company is also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on installment sale contracts, and the Magnuson-Moss Warranty -- Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The Company's collection activities and warranties are also subject to state laws and regulations.

     The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Manufactured homes are also subject to local zoning and housing regulations.

     The Company's operations are also subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company is not aware of any pending litigation to which it is a party or claims that may result in significant contingent liabilities related to environmental pollution or asbestos. In addition, the Company does not believe it will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on its results of operations or financial condition.

     A significant portion of the Company's manufacturing labor force includes persons who are not U.S. citizens, and the Company is subject to the regulations of the Immigration and Naturalization Service ("INS"). The Company adheres to the procedures required for the prevention of the hiring of illegal aliens, but, nonetheless, the Company has from time to time experienced losses of a portion of its labor force due to INS investigative operations, which losses have temporarily decreased production at the affected manufacturing facilities.

     In general, legislation is proposed from time to time that, if enacted, would significantly affect the regulatory climate for manufactured and modular homes. At present, it is not possible to predict what, if any, changes or legislation may be adopted or the effect any such changes or legislation may have on the Company or the manufactured housing industry as a whole.

EMPLOYEES

     As of May 31, 1997, the Company employed 2,661 persons. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers it employee relations to be good.

     A significant portion of the total compensation of management of the Company is derived from incentive bonuses based on the operating income of the operating unit for which such management is responsible, as well as the attainment of margin goals. Many of the Company's managers are also shareholders and all are eligible to participate in the Company's 1994 Stock Compensation Plan

ITEM 2. PROPERTIES

     At May 31, 1997, the Company operated eight manufacturing facilities, 54 retail sales centers and had two administrative offices. Forty-seven of the retail sales centers and both administrative offices are leased. The Company's retail sales centers consist of tracts of land, ranging from 2.5 to 7.0 acres, on which manufactured homes are displayed, each with a sales office containing approximately 2,000 square feet of office space. The Company's retail sales centers are located in six states as follows: Texas (39), Louisiana (5), New Mexico (3), Colorado (4), Oklahoma (2) and Utah (1). The Company believes that all facilities are adequately maintained and suitable for their present use.

     The Company owns all of its manufacturing facilities and substantially all of its manufacturing equipment, fixtures, furniture and office equipment. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                                          DATE OPENED OR     BUILDING
                        LOCATION                             ACQUIRED       SQUARE FEET
                        --------                          --------------    -----------
Burleson, Texas.........................................     May 1993          94,500
Fort Worth, Texas.......................................    June 1985         137,000
Lancaster, Texas........................................   December 1992       86,600
Henderson, North Carolina...............................  September 1996       70,000
Boise, Idaho............................................  September 1996       90,100
Stayton, Oregon.........................................  September 1996       97,500
Gering, Nebraska........................................  September 1996       73,000
Vicksburg, Mississippi..................................  September 1996      118,700

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine litigation arising in the ordinary course of business. In the opinion of the Company, such matters would not have a material adverse affect on the financial condition or the results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                   MANAGEMENT

EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the executive officers and key managers of the Company:

              NAME                AGE                          POSITION
              ----                ---                          --------
Finis F. Teeter(1)..............  53     Chairman of the Board and Co-Chief Executive Officer
Laurence A. Dawson, Jr.(1)......  53     President, Co-Chief Executive Officer and Director
Craig A. Reynolds...............  48     Executive Vice-President, Chief Financial Officer,
                                           Secretary and Director
Jackie H. Holland...............  50     Vice President, Treasurer and Director
Charles N. Carney, Jr. .........  42     Vice President and Director
James J. Fallon.................  57     Vice President and Director
Timothy W. Williams.............  41     President and Co-Chairman of the Board of 21st
                                           Century
Richard B. Ray..................  56     Chief Financial Officer and Co-Chairman of the Board
                                           of 21st Century

---------------

(1) Member of the Executive Committee.

     Finis F. Teeter is a founder of the Company and served as its Chairman of the Board and Chief Executive Officer from 1971 until August 1993. Since August 1993, Mr. Teeter has served as its Chairman of the Board and Co-Chief Executive Officer. Prior to forming the Company, Mr. Teeter served in various sales and sales management capacities with Teeter Mobile Homes from 1962 to 1969 and with Mobile Home Industries from 1969 to late 1970.

     Laurence A. Dawson, Jr. has served as President, Co-Chief Executive Officer and as a Director of the Company since August 1993. Mr. Dawson served as Chief Executive Officer and Chairman of the Board of Oak Creek Homes, Inc. ("Oak Creek") from its founding in 1983 until August 31, 1993. Mr. Dawson served as Executive Vice President -- Chief Operating Officer and in other executive positions with Kaufman & Broad Home Systems, Inc. from 1972 to 1983. Mr. Dawson is a director of the Manufactured Housing Institute and the Texas Manufactured Housing Association. Mr. Dawson holds a Master of Business Administration degree from Harvard University.

     Craig A. Reynolds has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since joining the Company in 1982, and has been a Director of the Company since 1985. Mr. Reynolds is a certified public accountant and holds a Master of Business Administration degree from Florida Institute of Technology.

     Jackie H. Holland has served as Vice President, Treasurer and as a Director of the Company since August 1993. Mr. Holland has served as Vice President and Chief Financial Officer of Oak Creek since 1989. Before joining Oak Creek, Mr. Holland held various financial and general management positions with Palm

Harbor Homes, Inc. from 1978 to 1989 and Redman Homes, Inc. from 1970 to 1978. Mr. Holland holds a Bachelor of Science in Accounting degree from the University of North Alabama.

     Charles N. Carney, Jr. has served as Vice President of the Company since June 1993 and as President of the Retail Division of the Company since 1987. He has served as a Director of the Company since August 1993. Mr. Carney has served in various sales, sales management and senior sales management capacities with the Company since joining its predecessor in 1977. Mr. Carney holds a Bachelor of Business Administration degree from Eastern Kentucky University.

     James J. Fallon has served as Vice President and as a Director of the Company since August 31, 1993 and as President of Oak Creek since December 1993. Prior to that time, Mr. Fallon served in various general management capacities with Kaufman & Broad Home Systems, Inc. and Fleetwood Homes, Inc. Mr. Fallon holds a Bachelor of Science in Electrical Engineering from Purdue University.

     Timothy W. Williams has served as the President and Co-Chairman of the Board of 21st Century since its organization in September 1995. Mr. Williams served as Executive Vice President of Clayton Homes, Inc. from 1983 until September 1995; as President of Vanderbilt Mortgage and Finance, Inc. from February 1993 until September 1995; and as Executive Vice President of Vanderbilt from 1982 to February 1993. Mr. Williams holds a Masters of Business Administration degree from the University of Tennessee.

     Richard B. Ray has served as the Chief Financial Officer and Co-Chairman of the Board of 21st Century since its organization in September 1995. Mr. Ray served as Executive Vice President and Chief Financial Officer of Clayton Homes, Inc. from 1982 until August 1994. Mr. Ray is a certified public accountant and holds a Bachelor of Science degree from the University of Tennessee. Mr. Ray served as a director of Palm Harbor Homes, Inc. from October 1994 until September 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "HSTR." The following table sets forth, for the periods indicated, the high and low sales price per share of the Company's common stock as reported on the Nasdaq National Market. The following share prices have been adjusted to reflect the 5-for-4 stock splits effected on January 18, 1996 and February 7, 1997.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL YEAR ENDED MAY 31, 1996:
  First quarter.............................................  $10.00    $ 6.88
  Second quarter............................................   12.80      8.88
  Third quarter.............................................   14.72     10.80
  Fourth quarter............................................   19.60     11.80
FISCAL YEAR ENDED MAY 31, 1997:
  First quarter.............................................  $22.10    $12.80
  Second quarter............................................   20.40     14.60
  Third quarter.............................................   18.75     13.00
  Fourth quarter............................................   20.75     15.00

     As of August 6, 1997, there were 188 record holders of the Company's common stock. On August 6, 1997, the reported last sale price of the Company's common stock as reported by the Nasdaq National Market was $21 1/8 per share.

DIVIDEND POLICY

     The Company has not paid any dividends on the common stock since it became a public reporting company. The Company does not anticipate paying cash dividends on the common stock in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The terms of certain indebtedness of the Company restrict its ability to pay dividends or make distributions.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company for the periods indicated. The financial information for each of the five fiscal years ended May 31, 1997 was derived from the Company's audited financial statements. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included in Item 8 of this Form 10-K.

                                                               YEARS ENDED MAY 31,
                                               ---------------------------------------------------
                                                1993       1994       1995       1996       1997
                                               -------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Net sales..................................  $45,153   $109,077   $171,342   $208,745   $313,674
  Other revenues.............................    4,219     10,174     16,311     22,487     26,305
                                               -------   --------   --------   --------   --------
          Total revenues.....................   49,372    119,251    187,653    231,232    339,979
                                               -------   --------   --------   --------   --------
Costs and expenses:
  Cost of sales..............................   35,288     87,473    133,001    154,575    233,346
  Selling, general and administrative........   11,502     24,271     40,910     57,185     77,260
                                               -------   --------   --------   --------   --------
          Total costs and expenses...........   46,790    111,744    173,911    211,760    310,606
                                               -------   --------   --------   --------   --------
          Operating income...................    2,582      7,507     13,742     19,472     29,373
Interest expense.............................     (797)    (1,383)    (1,795)    (2,972)    (4,714)
Other income.................................      263        169        171        219        178
                                               -------   --------   --------   --------   --------
  Income before items shown below............    2,048      6,293     12,118     16,719     24,837
Income tax expense...........................      747      2,481      4,726      6,601     10,101
                                               -------   --------   --------   --------   --------
  Income before items shown below............    1,301      3,812      7,392     10,118     14,736
Earnings (loss) in affiliate(1)(2)...........     (456)       (89)        --        (65)       271
Minority interests(3)........................     (670)      (254)      (204)      (297)      (315)
                                               -------   --------   --------   --------   --------
  Income before items shown below............      175      3,469      7,188      9,756     14,692
Extraordinary item(4)........................      172         --         --         --         --
Cumulative effect of a change in accounting
  for income taxes...........................       --        219         --         --         --
                                               -------   --------   --------   --------   --------
          Net income.........................  $   347   $  3,688   $  7,188   $  9,756   $ 14,692
                                               =======   ========   ========   ========   ========
          Earnings per share(5)..............  $  0.13   $   0.67   $   0.79   $   0.98   $   1.31
                                               =======   ========   ========   ========   ========
BALANCE SHEET DATA (END OF YEAR):
Working capital..............................  $ 2,235   $  6,419   $ 19,380   $ 38,644   $ 23,426
Total assets.................................   23,430     50,986     78,138    109,201    193,301
Long-term debt...............................    1,448      3,133      1,159      3,663     22,519
Shareholders' equity.........................    2,553     10,209     31,311     58,014     73,215

          See following page for Footnotes to Selected Financial Data.

                      FOOTNOTES TO SELECTED FINANCIAL DATA

(1) In October 1992, the Company and Oak Creek formed a new venture (the "Homestar Venture") to start-up and operate two manufacturing facilities (the Lancaster and Burleson, Texas facilities). The Company owned a 40% economic interest in the Homestar Venture prior to the combination of the Company, Oak Creek and the Homestar Venture in August 1993 (the "Combination"). The Homestar Venture incurred losses in commencing operations of these two manufacturing facilities. Prior to the Combination, the Company accounted for its interest in the Homestar Venture under the equity method as "loss in affiliate." Such losses included in the Company's historical financial statements in fiscal 1993 and fiscal 1994 were $456,000 and $89,000, respectively.

(2) Represents the Company's proportionate share of 21st Century's earnings (losses) in fiscal 1996 and fiscal 1997.

(3) Since the Combination and through May 31, 1997, the Company owns 100% of all of its subsidiaries except Roadmasters, of which it owns 51% and 21st Century, of which it owns 50%. The Company's interest in 21st Century is accounted for as provided in footnote (2) above.

(4) Utilization of net operating loss carryforward.

(5) Earnings per common share have been adjusted to reflect the 5-for-4 stock splits effected on January 18, 1996 and February 7, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "should," and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in the Company's most recently filed registration statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

GENERAL

     In fiscal 1993, in response to growing demand for manufactured homes, the Company began developing its expansion and vertical integration plan by opening nine new retail sales centers and entering into a new venture (the "Homestar Venture") with Oak Creek Homes, Inc. ("Oak Creek"), a long-time supplier, to start-up and operate two manufacturing facilities. The costs associated with the start-up of two new manufacturing facilities and the new retail sales centers had an adverse effect on the Company's operating results in the second half of fiscal 1993 and in the first half of fiscal 1994. By October 1993, both manufacturing facilities had become profitable.

     Effective August 31, 1993, a combination was consummated with the shareholders of Oak Creek exchanging their shares of Oak Creek common stock for shares of the Company's common stock (the "Combination"). In connection with the Combination, all of the retail sales management personnel and manufacturing management personnel exchanged their shares of common stock in the Company's subsidiaries for shares of the Company's common stock.

     In September 1995, the Company formed 21st Century to originate, finance, sell and service manufactured housing sales contracts from the Company and third parties. 21st Century is managed by two former executive officers of Clayton and its finance subsidiary, Vanderbilt. The Company, Clayton and management of 21st Century own 50%, 25% and 25%, respectively, of the equity capital of 21st Century. 21st Century commenced operations in October 1995. The Company accounts for its investment in 21st Century using the equity method of accounting, showing its proportionate share of 21st Century's earnings or losses as "earnings or loss in affiliate."

     In September 1996, the Company exercised its option to acquire Guerdon after managing Guerdon's operations under a management agreement since March 1996. Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi and sells its homes to over 150 independent retailers located in 17 states in the Pacific Northwest, Rocky Mountain and South Central regions of the United States.

     In September 1996, the Company acquired Heartland, a single plant manufacturer of low- to medium-priced homes in North Carolina. Concurrent with the Heartland acquisition, the Company also purchased the assets of Manu-Fac, a contractually affiliated group of 15 independent retailers, which have since become franchisees of the Company.

VERTICAL INTEGRATION AND INTERNALIZATION

     Several elements of the Company's growth strategy are based on an increasing degree of vertical integration over time. By combining its retail and manufacturing operations in fiscal 1994 and then developing transportation, insurance and finance subsidiaries, the Company potentially benefits from multiple income sources as the result of each retail sale. Increasing the degree of vertical integration will affect the Company's revenues and margins in two important ways:

     - Several elements of the Company's growth strategy center on increasing the rate of "internalization" of its retail sales (i.e., the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company). This strategy enables the Company to earn both a manufacturing profit and a retailing profit on those home sales; however, only retail sales revenue is recognized. Accordingly, increasing the internalization rate (without otherwise affecting the Company's level of manufacturing and retailing activity) has the effect of increasing gross margins and reducing reported revenues; however, aggregate gross profit (in dollars) is not materially affected by changes in the internalization rate.

     - Another key element of the Company's growth strategy is to increase the degree of retail penetration of its financial services. As insurance product penetration increases, both reported revenues and earnings should increase without a corresponding increase in retail unit sales. Similarly, as 21st Century finances more of the Company's retail sales, the Company's earnings should increase without a corresponding increase in retail unit sales.

     The recent acquisitions of Heartland, Guerdon and Brilliant will have the effect of adding significant revenues to the Company with little, if any, immediate benefit from vertical integration. Those benefits should reflect gradually, over time, as the Company executes its vertical integration strategy in the new regional markets which these acquisitions encompass.

RESULTS OF OPERATIONS

     The following table summarizes certain operating data for the Company for the periods indicated:

                                                             YEARS ENDED MAY 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Company-manufactured new homes sold at retail........     1,586      2,344      3,319
Total new homes sold at retail.......................     3,127      3,887      4,506
Internalization rate(1)..............................        51%        60%        74%
Previously-owned homes sold at retail................       738      1,058      1,314
Average number of new homes sold per retail sale
  center.............................................       109         99         93
Average retail selling price -- new homes............   $40,041    $43,460    $45,902
Number of retail sales centers at end of period......        34         44         54
Manufacturing shipments..............................     3,025      3,593      6,570
Manufacturing shipments to independent retailers.....     1,226        879      2,808

---------------

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's historical operating results, expressed as a percentage of revenues, for the periods indicated:

                                                             YEARS ENDED MAY 31,
                                                          --------------------------
                                                           1995      1996      1997
                                                          ------    ------    ------
Total revenues.........................................   100.0%    100.0%    100.0%
Gross profit...........................................    29.1%     33.2%     31.4%
Selling, general and administrative expenses...........    21.8%     24.7%     22.7%
Operating income.......................................     7.3%      8.4%      8.6%
Net income.............................................     3.8%      4.2%      4.3%

YEAR ENDED MAY 31, 1997 COMPARED TO THE YEAR ENDED MAY 31, 1996

     Net Sales. Net sales of manufactured homes were $313.7 million in fiscal 1997, an increase of 50% from $208.7 million in fiscal 1996. Sales from the Company's newly acquired manufacturing operations were $72.6 million in fiscal 1997. On a basis comparable to fiscal 1996, net sales increased 16% to $241.1 million. This increase was primarily the result of an 18% increase in the number of new and previously-owned homes sold at retail as well as a 6% increase in the average selling price of new homes. The decline in the average new homes sold per retail sales center from 99 in fiscal 1996 to 93 in fiscal 1997 was attributable to unusually wet weather conditions during the past winter and spring in the South and Southwest Regions of the United States, which delayed the opening of several retail sales centers from the Company's third quarter to the fourth quarter, as well as an increase in the number of retailers operating in Texas and surrounding states. However, average sales revenue in fiscal 1997 per retail sales center remained level with fiscal 1996 as the Company increased the percentage of multi-section homes sold in fiscal 1997 (54%) as compared to fiscal 1996 (51%).

     Other Revenues. Transportation revenues for fiscal 1997 were $13.6 million, an increase of 14% from $11.9 million in fiscal 1996. This increase was primarily due to an increase in transportation activity in response to generally higher demand for transportation services. Other revenues increased 20% to $12.7 million in fiscal 1997 compared to $10.5 million in fiscal 1996. This increase was primarily due to an increase in insurance commissions and premiums generated by the Company's insurance operations as well as revenue associated with the Company's franchising operations acquired in connection with the purchase of Manu-Fac in September 1996.

     Cost of Sales. Cost of manufactured homes sold were $222.1 million (70.8% of net sales) in fiscal 1997, as compared to $144.7 million (69.3% of net sales) in fiscal 1996. Cost of manufactured homes attributable to the newly acquired manufacturing operations for fiscal 1997 were $60.1 million. On a basis comparable to fiscal 1996, cost of manufactured homes increased 12% to $162.0 million (67.2% of net sales) from $144.7 million (69.3% of net sales). The decrease in cost of manufactured homes, expressed as percentage of net sales, was the result of an increase in the internalization rate from 60% in fiscal 1996 to 74% in fiscal 1997 as well as increased operating efficiencies at the Company's three Texas manufacturing facilities. Cost of sales attributable to transportation operations for fiscal 1997 was $11.2 million (82.3% of transportation revenues), an increase of 13% from $9.9 million (82.7% of transportation revenues) in fiscal 1996. This increase was due to increased business activity.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1997 were $77.3 million (22.7% of total revenues), compared to $57.2 million (24.7% of total revenues) in fiscal 1996. Selling, general and administrative expenses attributable to the Company's newly acquired operations were $9.6 million in fiscal 1997. On a basis comparable to fiscal 1996, selling, general and administrative expenses were $67.7 million (25.3% of total revenues) in fiscal 1997 as compared to $57.2 million (24.7% of total revenues) in fiscal 1996. The increase in selling, general and administrative expenses was attributable to increased sales, manufacturing, transportation and insurance activities as well as an increase in fixed costs and expenses associated with new Company-owned retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 60% in fiscal 1996 to 74% in fiscal 1997. This increase was partially offset by a decrease in warranty expenses, expressed as a percentage of total revenues.

     Interest Expense. Interest expense increased 59% to $4.7 million in fiscal 1997 from $3.0 million in fiscal 1996. The increase was due to increased borrowings of $25 million under a credit facility established with Bank One, Texas N.A., which was used to fund the Company's growth strategy as well as fund its acquisition of Guerdon, and an increase in floor plan debt used to support higher levels of inventory due to the opening of new retail sales centers.

YEAR ENDED MAY 31, 1996 COMPARED TO THE YEAR ENDED MAY 31, 1995

     Net Sales. Net sales of manufactured homes were $208.7 million in fiscal 1996, an increase from $171.3 million in fiscal 1995. This increase was primarily the result of a 28% increase in the number of new and previously-owned homes sold at retail as well as a 9% increase in the average selling price of new homes. The Company added ten new retail sales centers during fiscal 1996 in response to continuing increases in demand for new manufactured homes in Texas and surrounding states. The decline in the average new homes sold per retail sales center was primarily attributable to a temporary change in lending practices (among the Company's outside retail lenders) arising from the Company's announcement of the formation of its own lending affiliate, 21st Century, in September 1995. To a lesser degree, average new home sales per retail sales center were also affected by a change in sales mix with a higher proportion of multi-section homes and by certain retail management changes in September 1995.

     Total manufacturing shipments for fiscal 1996 increased 19% from fiscal 1995. Consistent with the Company's vertical integration plan, however, shipments to independent dealers declined by 28%, as more Company-manufactured homes were directed to Company-owned retail sales centers.

     Other Revenues. Transportation revenues for fiscal 1996 were $11.9 million, an increase of 18% from $10.1 million in fiscal 1995. This increase was primarily due to an increase in transportation activity in response to generally higher demand for transportation services. Other revenues increased 70% to $10.5 million in fiscal 1996 compared to $6.2 million in fiscal 1995. This increase was primarily due to an increase in insurance commission income as the result of increased home sales and increased financing participations from certain independent lenders.

     Cost of Sales. Cost of manufactured homes sold were $144.7 million (69.3% of net sales) in fiscal 1996, as compared to $124.6 million (72.7% of net sales) in fiscal 1995. The increase in cost of sales was primarily due to higher sales volume. The significant decrease in cost of sales, expressed as a percentage of sales, was primarily due to greater internalization of retail sales and increased operating efficiencies in the Company's manufacturing plants. Cost of sales attributable to transportation operations for fiscal 1996 was $9.9 million

(82.7% of transportation revenues), an increase of 17% from $8.4 million (83.3% of transportation revenues) in fiscal 1995. This increase was due to increased business activity.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1996 were $57.2 million (24.7% of total revenues), compared to $40.9 million (21.8% of total revenues) in fiscal 1995. The increase in selling, general and administrative expenses was primarily attributable to increased sales, manufacturing, transportation and insurance activities as well as an increase in fixed costs and expenses associated with ten new Company-owned retail sales centers, the Company's new credit life reinsurance company, which commenced operations in March 1995, and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was primarily the result of an increase in the internalization rate, fixed costs of new Company-owned retail sales centers that had not yet reached normal operating efficiency, increased warranty and service expenses, increased advertising and the addition of administrative personnel in response to significant increases in business activity.

     Interest Expense. Interest expense increased 66% to $3.0 million in fiscal 1996 from $1.8 million in fiscal 1995. The increase was primarily due to an increase in floor plan indebtedness throughout most of the fiscal year to support a higher level of sales and inventory and the addition of $2.7 million in long-term debt in June 1995 used to finance the purchase of two manufacturing plants and one retail sales center, all formerly under lease by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations of $550,000 in fiscal 1997 decreased from $8.9 million in fiscal 1996. Net income before depreciation and amortization was offset by substantial increases in inventory required to open new Company-owned retail sales centers. An important part of the Company's growth strategy is to expand the number of Company-owned retail sales centers and increase its manufacturing production. Management estimates the capital required to open a new retail sales center to be approximately $1.0 million to $1.25 million, primarily for inventory and working capital. Management currently plans to open or acquire 20 to 30 retail sales centers each year for the next two years and, in connection therewith, will use cash to purchase inventory and operating assets and for working capital purposes. Management expects increased cash generated by Company-owned retail sales centers and manufacturing operations to substantially fund the working capital required to open new Company-owned retail sales centers.

     In fiscal 1997, the Company paid approximately $10.6 million in cash, net of cash acquired, to purchase Guerdon, Heartland, certain operating assets of Manu-Fac and three retail sales centers. Total tangible assets purchased were $23.8 million with total liabilities assumed of $43.6 million, giving rise to $30.4 million in goodwill. In addition, the Company had capital expenditures of $10.9 million and $8.6 million in fiscal 1997 and fiscal 1996, respectively. In fiscal 1997, the Company financed $4.5 million to acquire five manufacturing plants formerly under lease by the Company. The remaining expenditures were used primarily to fund new Company-owned retail sales centers and additions to manufacturing capacity.

     At May 31, 1997, the Company had a $100.0 million floor plan credit facility with Ford Consumer Finance Company, Inc. ("Ford") with an interest rate at prime. The facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. In order to satisfy greater working capital requirements and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $17.8 million in fiscal 1997. At May 31, 1997, the Company had net borrowings under the credit facility of $46.3 million (gross borrowings of $66.7 million, less participations of $20.4 million). The Company's participations in its floor plan credit facility earn interest at the lender's prime rate less .375% and are immediately available to the Company in cash. Beginning in July 1997, amounts available to the Company under the Ford credit facility were increased to $125 million. Amounts outstanding under this credit facility will bear interest at prime less 0.50% with the Company's participations in such credit facility earning interest at prime less 0.75%.

     On July 15, 1997, the Company completed the private placement of $61 million of 8.32% senior unsecured notes with an average life of 7.5 years and a final maturity in July 2007 (the "Senior Notes"). The Company used the net proceeds to repay approximately $25 million in existing secured bank debt and approximately $6 million in secured debt of its recently acquired subsidiary, Brilliant Holding Corporation. The remainder of the proceeds will be used to temporarily reduce borrowings under the Company's floor plan credit facility with Ford.

     Total funded debt, including floor plan, expressed as a percentage of equity, increased from 41% at May 31, 1996, to 101% at May 31, 1997, principally the result of acquisitions of manufacturing facilities in several new market regions. As the Company continues to explore strategic acquisition opportunities in new regions, the Company's leverage may further increase. Management believes that the proceeds from the Senior Notes, when coupled with the Company's increased floor plan facility and cash provided by operations, will be sufficient to satisfy working capital and capital expenditure requirements over the next two years.

INFLATION AND SEASONALITY

     Inflation in recent years has been modest and has primarily affected the Company's manufacturing costs in the areas of labor, manufacturing overhead and raw materials other than lumber. The price of lumber is affected more by the imbalances between supply and demand than by inflation. Historically, the Company believes it has been able to minimize the effects of inflation by increasing the selling prices of its products, improving its manufacturing efficiency and increasing its employee productivity. In addition, the Company's business is seasonal, with weakest demand typically occurring during the Company's third fiscal quarter (December through February) and the strongest demand typically occurring during the Company's last fiscal quarter (March through May). Over the history of the Company's operations, management has not observed any correlation between interest rate fluctuations and increases or decreases in sales based solely on such fluctuations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued. SFAS 128 replaces Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS under APB 15 with basic EPS and fully diluted EPS under APB 15 with diluted EPS. The Company does not believe the adoption of SFAS 128 in fiscal 1998 will have a significant impact on reported earnings per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 14 (a) and begins at F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is set forth in the proxy statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held on October 2, 1997 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Management -- Executive Officers" in Part I of this report. The information concerning disclosure of delinquent Form 3, 4 or 5 filers is set forth in the Proxy Statement under the heading "Section 16 Requirements," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Executive Compensation -- Report of the Board of Directors on Executive Compensation and -- Stock Performance Chart" is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Shareholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of May 31, 1996 and 1997

     Consolidated Statements of Operations for the years ended May 31, 1995, 1996 and 1997

     Consolidated Statements of Shareholders' Equity for the years ended May 31, 1995, 1996 and 1997

     Consolidated Statements of Cash Flows for the years ended May 31, 1995, 1996 and 1997

     Notes to the Consolidated Financial Statements

        (2) Supplementary Schedule to Financial Statements

     Schedule II -- Valuation and Qualifying Accounts

        (3) Exhibits

     The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of Item 14

     (b) Reports on Form 8-K

     No report on Form 8-K was filed on behalf of the Company during the last quarter of the Company's 1997 fiscal year

     (c) Exhibits

 EXHIBIT                                                                      REPORT WITH WHICH
   NO.                            DESCRIPTION                                 EXHIBIT WAS FILED
 -------                          -----------                                 -----------------
   2.1    -- Securities Purchase Agreement by and among Brilliant        July 1997, Form 8-K/A
             Holding Corporation (Brilliant), the Brilliant
             Securityholders and American Homestar Corporation.
   2.2    -- First Amendment to the Securities Purchase Agreement by     July 1997, Form 8-K/A
             and among Brilliant, the Brilliant Securityholders and
             American Homestar Corporation.
   2.3    -- Agreement and Plan of Merger between American Homestar      Filed herewith
             Corporation, Nationwide N.C. Homes, Inc., N.C. Mobile
             Home Corp., and Robert H. Sauls.
   3.1    -- Restated Articles of Incorporation of American Homestar     S-1 Registration Statement
             Corporation.                                                No. 33-78630
   3.2    -- Amended and Restated Bylaws of American Homestar            S-1 Registration Statement
             Corporation.                                                No. 33-78630
   4.1    -- Form of certificate evidencing ownership of Common Stock    S-1 Registration Statement
             of American Homestar Corporation.                           No. 33-78630
   4.2    -- Shareholders Agreement, dated as of August 31, 1993, by     S-1 Registration Statement
             and among American Homestar Corporation and certain         No. 33-78630
             shareholders of American Homestar Corporation.
   4.3    -- Form of Amendment to Shareholders Agreement.                S-1 Registration Statement
                                                                         No. 33-78630

 EXHIBIT                                                                      REPORT WITH WHICH
   NO.                            DESCRIPTION                                 EXHIBIT WAS FILED
 -------                          -----------                                 -----------------
  10.1    -- Loan Agreement, dated September 24, 1996, among American    February 1997, Form 10-Q
             Homestar Corporation, Oak Creek Housing Corporation,
             Nationwide Housing Systems, Inc., American Homestar
             Financial Services, Inc., Heartland Homes, Inc., Guerdon
             Homes, Inc., American Homestar of Burleson, Inc.,
             American Homestar of Lancaster, Inc. and Bank One, Texas,
             N.A.
  10.2    -- $2,100,000 Term Promissory Note, dated September 24,        February 1997, Form 10-Q
             1996, by and between American Homestar Corporation, Oak
             Creek Housing Corporation and Bank One, Texas, N.A.
  10.3    -- $4,600,000 Term Promissory Note, dated September 24,        February 1997, Form 10-Q
             1996, by and between American Homestar Corporation, Oak
             Creek Housing Corporation and Bank One, Texas, N.A.
  10.4    -- $11,300,000 Term Promissory Note, dated September 24,       February 1997, Form 10-Q
             1996, by and between American Homestar Corporation, Oak
             Creek Housing Corporation and Bank One, Texas, N.A.
  10.5    -- $7,000,000 Term Promissory Note, dated September 24,        February 1997, Form 10-Q
             1996, by and between American Homestar Corporation, Oak
             Creek Housing Corporation and Bank One, Texas, N.A.
  10.6    -- Employment Agreement, dated as of November 15, 1996,        February 1997, Form 10-Q
             between Finis F. Teeter and American Homestar
             Corporation.
  10.7    -- Employment Agreement, dated as of November 15, 1996,        February 1997, Form 10-Q
             between Laurence A. Dawson, Jr. and American Homestar
             Corporation.
  10.8    -- Nonqualified Stock Option Agreement, dated November 15,     February 1997, Form 10-Q
             1996 between Finis F. Teeter and American Homestar
             Corporation.
  10.9    -- Nonqualified Stock Option Agreement, dated November 15,     February 1997, Form 10-Q
             1996 between Laurence A. Dawson, Jr. and American
             Homestar Corporation.
  10.10   -- Amendment to Life Reinsurance Contract, dated December      February 1997, Form 10-Q
             31, 1996, by and between Lifestar Reinsurance Limited and
             American Bankers Life Assurance Company of Florida
  10.11   -- Amendment to Ford Finance Company, Inc. Inventory           November 1996, Form 10-Q
             Financing Agreement
  11      -- Statement Re Computation of Per Share Earnings              Filed herewith
  12      -- None
  13      -- None
  16      -- None
  18      -- None
  21      -- List of Subsidiaries                                        Filed herewith
  22      -- None
  23      -- Consent of KPMG Peat Marwick LLP                            Filed herewith
  24      -- None
  27      -- Financial Data Schedule                                     Filed herewith
  99      -- None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN HOMESTAR CORPORATION

Date: August 27, 1997                       By: /s/ LAURENCE A. DAWSON, JR.
                                              ----------------------------------
                                              Laurence A. Dawson, Jr., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ FINIS F. TEETER                   Chairman of the Board and        August 27, 1997
-----------------------------------------------------    Co-Chief Executive Officer
                   Finis F. Teeter                       (Principal Executive Officer)

             /s/ LAURENCE A. DAWSON, JR.               President, Co-Chief Executive    August 27, 1997
-----------------------------------------------------    Officer and Director
               Laurence A. Dawson, Jr.                   (Principal Executive Officer)

                /s/ CRAIG A. REYNOLDS                  Executive Vice President, Chief  August 27, 1997
-----------------------------------------------------    Financial Officer, Secretary
                  Craig A. Reynolds                      and Director (Principal
                                                         Financial and Accounting
                                                         Officer)

                /s/ JACKIE H. HOLLAND                  Vice President, Treasurer and    August 27, 1997
-----------------------------------------------------    Director
                  Jackie H. Holland

              /s/ CHARLES N. CARNEY JR.                Vice President and Director      August 27, 1997
-----------------------------------------------------
               Charles N. Carney, Jr.

                 /s/ JAMES J. FALLON                   Vice President and Director      August 27, 1997
-----------------------------------------------------
                   James J. Fallon

                 /s/ WILLIAM O. HUNT                   Director                         August 27, 1997
-----------------------------------------------------
                   William O. Hunt

                /s/ JACK L. MCDONALD                   Director                         August 27, 1997
-----------------------------------------------------
                  Jack L. McDonald

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of May 31, 1996 and 1997.....   F-3
Consolidated Statements of Operations for the years ended
  May 31, 1995, 1996 and 1997...............................   F-4
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 1995, 1996
  and 1997..................................................   F-5
Consolidated Statements of Cash Flows for the years ended
  May 31, 1995, 1996 and 1997...............................   F-6
Notes to Consolidated Financial Statements..................   F-7
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................  F-23

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Homestar Corporation:

     We have audited the consolidated financial statements of American Homestar Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Homestar Corporation and subsidiaries as of May 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Houston, Texas
June 26, 1997

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        MAY 31,
                                                              ----------------------------
                                                                  1996            1997
                                                              ------------    ------------
Current assets:
  Cash......................................................  $ 12,178,000    $ 17,161,000
  Cash in transit from financial institutions...............    22,148,000      26,139,000
                                                              ------------    ------------
          Total cash and cash equivalents...................    34,326,000      43,300,000
  Inventories...............................................    35,363,000      55,398,000
  Accounts receivable.......................................     5,229,000      11,314,000
  Manufacturer incentives receivable........................     1,143,000       1,073,000
  Deferred tax assets.......................................     1,068,000       3,749,000
  Prepaid expenses and other current assets.................     4,625,000       5,121,000
                                                              ------------    ------------
          Total current assets..............................    81,754,000     119,955,000
Property, plant and equipment, net..........................    19,569,000      39,270,000
Goodwill....................................................            --      29,949,000
Investment in affiliate.....................................     2,435,000       2,706,000
Note receivable.............................................     3,000,000              --
Other assets................................................     2,443,000       1,421,000
                                                              ------------    ------------
                                                              $109,201,000    $193,301,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable.............................................  $    263,000    $  5,454,000
  Floor plan payable........................................    19,886,000      46,282,000
  Accounts payable..........................................    10,924,000      20,228,000
  Accrued expenses..........................................    10,587,000      19,934,000
  Accrued warranty costs....................................     1,450,000       4,631,000
                                                              ------------    ------------
          Total current liabilities.........................    43,110,000      96,529,000
                                                              ------------    ------------
Notes payable, less current installments....................     3,663,000      22,519,000
Reserve for future policy benefits..........................     3,358,000              --
Deferred tax liabilities....................................       346,000          72,000
Minority interest in consolidated subsidiary................       710,000         966,000
Shareholders' equity:
  Preferred stock, no par value; authorized 5,000,000
     shares; no shares issued...............................            --              --
  Common stock, $0.05 par value; authorized 20,000,000
     shares; issued and outstanding 10,771,554 and
     10,823,084 shares at May 31, 1996 and 1997,
     respectively...........................................       539,000         541,000
  Additional paid-in capital................................    36,004,000      36,511,000
  Retained earnings.........................................    21,471,000      36,163,000
                                                              ------------    ------------
          Total shareholders' equity........................    58,014,000      73,215,000
Commitments and contingencies
                                                              ------------    ------------
                                                              $109,201,000    $193,301,000
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED MAY 31,
                                                     ------------------------------------------
                                                         1995           1996           1997
                                                     ------------   ------------   ------------
Revenues:
  Net sales........................................  $171,342,000   $208,745,000   $313,674,000
  Other revenues...................................    16,311,000     22,487,000     26,305,000
                                                     ------------   ------------   ------------
          Total revenues...........................   187,653,000    231,232,000    339,979,000
                                                     ------------   ------------   ------------
Costs and expenses:
  Cost of sales....................................   133,001,000    154,575,000    233,346,000
  Selling, general and administrative..............    40,910,000     57,185,000     77,260,000
                                                     ------------   ------------   ------------
          Total costs and expenses.................   173,911,000    211,760,000    310,606,000
                                                     ------------   ------------   ------------
          Operating income.........................    13,742,000     19,472,000     29,373,000
Interest expense...................................    (1,795,000)    (2,972,000)    (4,714,000)
Other income.......................................       171,000        219,000        178,000
                                                     ------------   ------------   ------------
  Income before items shown below..................    12,118,000     16,719,000     24,837,000
Income tax expense.................................     4,726,000      6,601,000     10,101,000
                                                     ------------   ------------   ------------
  Income before items shown below..................     7,392,000     10,118,000     14,736,000
Earnings (loss) in affiliate.......................            --        (65,000)       271,000
Minority interest in income of consolidated
  subsidiary.......................................      (204,000)      (297,000)      (315,000)
                                                     ------------   ------------   ------------
          Net income...............................  $  7,188,000   $  9,756,000   $ 14,692,000
                                                     ============   ============   ============
Earnings per share:
  Primary..........................................  $       0.79   $        .98   $       1.31
                                                     ============   ============   ============
  Fully diluted....................................  $       0.78   $        .97   $       1.30
                                                     ============   ============   ============

           See accompany notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       ADDITIONAL                        TOTAL
                                            COMMON       PAID-IN       RETAINED      SHAREHOLDERS'
                                            STOCK        CAPITAL       EARNINGS         EQUITY
                                           --------    -----------    -----------    -------------
BALANCES AT MAY 31, 1994.................  $315,000    $ 5,367,000    $ 4,527,000      $10,209,000
Proceeds from initial public offering....   156,000     13,753,000             --       13,909,000
Purchase of stock pool interest..........        --        (75,000)            --          (75,000)
Repurchase of common stock...............        --         (4,000)            --           (4,000)
Compensation related to sale of
  common stock...........................        --         61,000             --           61,000
Repayment of loans.......................        --         23,000             --           23,000
Net income...............................        --             --      7,188,000        7,188,000
                                           --------    -----------    -----------      -----------
BALANCES AT MAY 31, 1995.................   471,000     19,125,000     11,715,000       31,311,000
Proceeds from public offering............    67,000     16,835,000             --       16,902,000
Exercise of stock options................     1,000         45,000             --           46,000
Purchase of stock pool interest..........        --        (51,000)            --          (51,000)
Compensation related to sale of
  common stock...........................        --         60,000             --           60,000
Repurchase of common stock...............        --        (10,000)            --          (10,000)
Net income...............................        --             --      9,756,000        9,756,000
                                           --------    -----------    -----------      -----------
BALANCES AT MAY 31, 1996.................   539,000     36,004,000     21,471,000       58,014,000
Exercise of stock options................     2,000        489,000             --          491,000
Compensation related to sale of
  common stock...........................        --         23,000             --           23,000
Other....................................        --         (5,000)            --           (5,000)
Net income...............................        --             --     14,692,000       14,692,000
                                           --------    -----------    -----------      -----------
BALANCES AT MAY 31, 1997.................  $541,000    $36,511,000    $36,163,000      $73,215,000
                                           ========    ===========    ===========      ===========

          See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED MAY 31,
                                                   --------------------------------------------
                                                       1995           1996            1997
                                                   ------------   -------------   -------------
Cash flows from operating activities:
  Net income.....................................  $  7,188,000   $   9,756,000   $  14,692,000
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization...............       724,000       1,527,000       3,416,000
     Minority interests in income of consolidated
       subsidiary................................       204,000         297,000         315,000
     Loss on disposal of property and
       equipment.................................            --          24,000              --
     Compensation expense on sale of common
       stock.....................................        61,000          60,000          23,000
     Loss (gain) in affiliate....................            --          65,000        (271,000)
     Deferred taxes..............................      (429,000)        174,000        (179,000)
     Change in assets and liabilities, net of
       acquisitions:
       Increase in receivables...................      (948,000)     (2,162,000)       (982,000)
       Increase in inventories...................   (13,106,000)     (5,365,000)    (15,106,000)
       Increase (decrease) in prepaid expenses
          and other current assets...............      (663,000)     (1,036,000)         51,000
       Decrease (increase) in other assets.......      (357,000)     (1,624,000)        946,000
       Increase in accounts payable..............     2,233,000       2,317,000       3,891,000
       Increase (decrease) in accrued expenses...     3,474,000       2,215,000      (2,888,000)
       Increase (decrease) in other
          liabilities............................       664,000       2,694,000      (3,358,000)
                                                   ------------   -------------   -------------
          Net cash provided by (used in)
            operating activities.................      (955,000)      8,942,000         550,000
                                                   ------------   -------------   -------------
Cash flows from investing activities:
  Payment for purchase of acquisitions, net of
     cash acquired...............................            --              --     (10,628,000)
  Purchases of property, plant and equipment.....    (6,977,000)     (6,560,000)     (6,364,000)
  Investment in mortgage affiliate...............            --      (2,500,000)             --
  Note receivable................................            --      (3,000,000)             --
  Proceeds from sales of property, plant
     and equipment...............................         5,000              --              --
                                                   ------------   -------------   -------------
          Net cash used in investing
            activities...........................    (6,972,000)    (12,060,000)    (16,992,000)
                                                   ------------   -------------   -------------
Cash flows from financing activities:
  Proceeds from public offering of common
     stock.......................................    13,909,000      16,902,000              --
  Participation in floor plan payable............   (15,082,000)    (14,009,000)      8,637,000
  Borrowings under floor plan payable............   103,859,000     125,466,000     154,864,000
  Repayments of floor plan payable...............   (86,755,000)   (117,487,000)   (137,105,000)
  Proceeds from long-term debt borrowings........            --         955,000      20,568,000
  Principal payments of long-term debt...........    (2,547,000)       (326,000)    (21,976,000)
  Exercise of stock options......................            --          46,000         491,000
  Purchase of common stock and interest in
     stock pool..................................       (79,000)        (61,000)             --
  Other..........................................        23,000        (108,000)        (63,000)
                                                   ------------   -------------   -------------
          Net cash provided by financing
            activities...........................    13,328,000      11,378,000      25,416,000
                                                   ------------   -------------   -------------
Net increase in cash and cash equivalents........     5,401,000       8,260,000       8,974,000
Cash and cash equivalents at beginning of year...    20,665,000      26,066,000      34,326,000
                                                   ------------   -------------   -------------
Cash and cash equivalents at end of year.........  $ 26,066,000   $  34,326,000   $  43,300,000
                                                   ============   =============   =============

          See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and General

     The consolidated financial statements include the accounts of American Homestar Corporation and its majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company owns 50% of the outstanding common stock of 21st Century Mortgage Corporation ("21st Century") which is accounted for under the equity method of accounting.

  Nature of Operations

     The Company is a vertically integrated manufactured housing company. The Company manufactures a wide variety of manufactured homes from its eight manufacturing facilities which are sold through 54 Company-owned retail sales centers in Texas, Louisiana, New Mexico, Oklahoma, Colorado and Utah as well as a network of independent dealers. In addition, the Company offers installment financing to purchasers of manufactured homes from its retail sales centers. The Company also offers retail customers, through both its Company-owned retail sales centers and certain independent retailers, a variety of insurance products, including property casualty insurance, credit life insurance and extended warranty coverage.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

  Revenue Recognition

     Retail sales are recognized when cash payment is received, or in the case of credit sales (which represent the majority of the Company's retail sales), when a down payment is received and the Company and the customer enter into an installment sales contract. The Company manufactures its homes based on dealer orders; sales to independent dealers are recognized as revenue when title transfers to the buyer, which is the date of shipment. Almost all the Company's sales to dealers are financed through the dealer's floor plan financing arrangements. Dealers are not permitted to cancel purchases without penalty once the manufacturing process commences.

     The Company also maintains used manufactured home inventory owned by outside parties for which the Company receives a sales commission when sold to consumers.

     Premiums from credit life insurance policies reinsured by the Company's credit life subsidiary, Lifestar Reinsurance, Ltd. ("Lifestar"), are recognized as revenue over the life of the policy term. Premiums are ceded to Lifestar on an earned basis.

  Inventories

     Newly manufactured homes are valued at the lower of cost or market, using the specific identification method. Used manufactured homes are valued at estimated wholesale prices, not in excess of net realizable value.

     Raw materials are valued at the lower of cost or market, using the first-in, first-out method.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

  Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation on property, plant and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the useful lives of the improvements or lease periods, whichever is shorter.

  Goodwill

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from 10 to 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over the remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations.

  Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

  Reserves for Future Losses on Credit Sales

     The Company makes a current provision for estimated future losses on credit retail sales where the Company retains risk in the event of customer nonpayment of installment sales contracts. Typically, the Company's period of exposure to loss does not exceed three installment payments (60 days) on an individual contract. The amounts provided for estimated future losses on credit sales are determined based on the Company's historical loss experience after giving consideration to current economic conditions. Management, in assessing current loss experience and economic conditions, may adjust the reserve for losses on credit sales related to prior years' installment sales contracts. All adjustments are recognized currently.

  Accrued Warranty and Service Costs

     The Company makes a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in selling, general and administrative expenses in the consolidated statements of operations. For the years ended May 31, 1995, 1996 and 1997, warranty and service costs were $5,900,000, $8,000,000 and $10,859,000, respectively.

  Reserves for Contingent Repurchase Agreements

     Reserves for contingent repurchase agreements are established for losses based on the Company's historical loss experience, and actual losses are charged to the reserve when incurred. Management, in assessing the loss experience, adjusts the reserves through periodic provisions. The Company has not incurred losses related to contingent repurchases for the years ended May 31, 1995, 1996 and 1997.

  Earnings per Common Share

     Earnings per common share are computed based on the weighted average number of common shares outstanding during the periods presented after giving retroactive effect to the changes in capital structure discussed in note 9. Weighted average shares are adjusted for common stock equivalents when dilutive and significant. Computations for primary earnings per share were based on 9,130,302 (1995), 9,932,470 (1996),

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES and 11,235,294 (1997) weighted average shares. Computations for fully diluted earnings per share were based on 9,167,073 (1995), 10,107,862 (1996), and
11,314,704 (1997) weighted average shares.

  Financial Instruments

     Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company believes that the carrying amounts of its current assets, current liabilities and long-term debt approximate the fair value of such items.

  Cash Equivalents

     Cash equivalents consist of short-term investments with an original maturity of three months or less, money market accounts and cash in transit from financial institutions. Cash in transit from financial institutions present no risk to the Company regarding collectibility and are collected within 90 days. In addition, the Company has never experienced a loss because of a failure to collect amounts due from these financial institutions. Approximately 95% of the cash in transit from financial institutions balance at May 31, 1997 is due from three lenders, of which 67% is due from the Company's mortgage affiliate, 21st Century.

  Recent Accounting Pronouncements

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued. SFAS 128 replaces Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15") and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS under APB 15 with basic EPS and fully diluted EPS under APB 15 with diluted EPS. The Company does not believe the adoption of SFAS 128 in fiscal 1998 will have a significant impact on reported earnings per share.

  Reclassifications

     Certain prior years' amounts have been reclassified to conform to classifications used in 1997.

(2) PUBLIC OFFERING

     On April 2, 1996, the Company completed a public offering of 2,156,250 shares of common stock at $13.60 per share (adjusted for the 5-for-4 stock split discussed in note 9). Of the shares offered, 1,337,500 shares were sold by the Company and 818,750 shares were sold by certain shareholders of the Company. Net proceeds of $17,120,000 (before offering expenses) from the offering were used by the Company to fund its growth strategy. Supplementary earnings per share would be $0.77 and $0.96 per share for the years ended May 31, 1995 and 1996, respectively, based on 10,467,802 and 11,050,708 shares outstanding, respectively. Supplementary earnings per share is calculated as if the public offering occurred on June 1, 1994.

     On July 12, 1994, the Company completed an initial public offering of 3,125,000 shares of common stock at $5.12 per share (adjusted for the 5-for-4 stock splits described in note 9). The net proceeds were used to expand its manufacturing capacity and repay long-term debt and a portion of its floor plan credit facility (see note 6).

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

(3) ACQUISITIONS

     On September 3, 1996, the Company acquired all of the common stock of Heartland Homes, Inc. ("Heartland") and certain operating assets of Manu-Fac Homes, Inc. ("Manu-Fac") for a combination of cash and notes totaling $8.5 million. Heartland is a single-plant manufactured housing producer in Henderson, North Carolina. Heartland markets its homes through 65 independent retailers in North Carolina and three surrounding states. Manu-Fac was a contractually affiliated group of independent retailers throughout North Carolina, operating under the CHOICENTER or WESTWOOD Homes trade names. In connection with the acquisition of such assets of Manu-Fac, these retailers became franchisees of Associated Retailers Group, Inc., a wholly-owned subsidiary of the Company, and continue to operate under the CHOICENTER or WESTWOOD trade names. The results of the acquired operations of Heartland and Manu-Fac have been included with those of the Company from the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired as of the acquisition date of $6.2 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed in these acquisitions is summarized as follows:

Current assets..............................................  $ 2,628,000
Property, plant and equipment...............................    3,030,000
Goodwill....................................................    6,201,000
Current liabilities.........................................   (2,906,000)
Notes payable...............................................     (189,000)
                                                              -----------
                                                              $ 8,764,000
                                                              ===========

Consideration:
  Cash......................................................  $ 6,530,000
  Notes payable.............................................    2,000,000
  Transaction costs.........................................      234,000
                                                              -----------
                                                              $ 8,764,000
                                                              ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     On September 24, 1996, the Company completed the acquisition of Guerdon Holdings, Inc. and its subsidiary, Guerdon Homes, Inc. (collectively "Guerdon"). Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes through approximately 150 independent retailers located primarily in the Pacific Northwest, Rocky Mountain, and South Central regions of the United States. The results of the acquired operations of Guerdon have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $23.9 million has been recorded as goodwill and is being amortized over 40 years. The estimated fair value of assets acquired and liabilities assumed in this acquisition is summarized as follows:

Current assets..............................................    $  6,699,000
Property, plant and equipment...............................       8,551,000
Goodwill....................................................      23,880,000
Deferred taxes..............................................       2,777,000
Current liabilities.........................................     (17,843,000)
Notes payable...............................................     (22,722,000)
                                                                ------------
                                                                $  1,342,000
                                                                ============

Consideration:
  Cash......................................................    $    620,000
  Transaction costs.........................................         722,000
                                                                ------------
                                                                $  1,342,000
                                                                ============

     Unaudited pro forma results of operations of the Company for the years ended May 31, 1996 and 1997, assuming the Guerdon, Heartland and Manu-Fac acquisitions had been consummated at June 1, 1995, is summarized as follows:

                                                              YEARS ENDED MAY 31,
                                                          ----------------------------
                                                              1996            1997
                                                          ------------    ------------
Revenues................................................  $351,388,000    $377,518,000
Operating income........................................    18,623,000      29,719,000
Income before taxes.....................................    12,757,000      24,390,000
Net income..............................................     7,112,000      14,146,000
Earnings per common share...............................  $       0.72    $       1.26
                                                          ============    ============

     On June 10, 1997, the Company completed the acquisition of Brilliant Holding Corporation ("Brilliant"), which produces manufactured homes from three plants in Alabama. Brilliant currently markets its homes through nearly 200 independent retailers in 12 states across the South Central, Deep South, Southeastern and Mid-Atlantic regions of the United States. The Company issued 474,099 shares of common stock and options to purchase 25,901 shares of the Company's common stock in exchange for all of Brilliant's outstanding common stock and options to purchase Brilliant's common stock. The merger will be accounted for as a pooling of interests.

     On June 19, 1997, the Company completed the acquisition of N.C. Mobile Home Corporation, which operates 11 retail centers in North Carolina and one in Virginia. Consideration for the purchase was 117,647 shares of the Company's common stock and $2.5 million in cash and notes. The final determination of the purchase price, which is subject to certain performance targets, will be made in August 1997.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

(4) INVENTORIES

     A summary of inventories follows:

                                                                     MAY 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------    -----------
Manufactured homes:
  New.....................................................  $29,818,000    $41,229,000
  Used....................................................    1,878,000      4,715,000
Furniture and supplies....................................    1,505,000      3,374,000
Raw materials and work-in-process.........................    2,162,000      6,080,000
                                                            -----------    -----------
                                                            $35,363,000    $55,398,000
                                                            ===========    ===========

     Substantially all the Company's new and used manufactured homes were pledged as collateral against its floor plan credit facility (see note 6).

(5) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                       MAY 31,
                                                   USEFUL     -------------------------
                                                   LIVES         1996          1997
                                                 ----------   -----------   -----------
Land...........................................          --   $ 3,670,000   $ 4,711,000
Land improvements..............................    15 years     1,278,000     1,448,000
Buildings......................................  5-30 years     9,107,000    17,291,000
Machinery and equipment........................  5-10 years     2,877,000     4,834,000
Furniture and equipment........................     5 years     2,455,000     4,174,000
Vehicles.......................................     3 years        41,000       434,000
Leasehold improvements.........................  5-13 years     3,294,000     9,542,000
Construction in progress.......................          --       120,000        49,000
                                                              -----------   -----------
                                                               22,842,000    42,483,000
Assets to be disposed of.......................          --            --     3,263,000
Less accumulated depreciation and
  amortization.................................                (3,273,000)   (6,476,000)
                                                              -----------   -----------
                                                              $19,569,000   $39,270,000
                                                              ===========   ===========

     The Company intends to sell two manufacturing facilities acquired in connection with the Guerdon acquisition (see note 2). The facilities, which are idle and not being utilized, are recorded at their estimated fair value less estimated costs to sell the facilities. Although it is the Company's intention to dispose of the facilities within one year, there can be no assurance that the Company's efforts will be successful. Consequently, the carrying values of these facilities are classified as long-term in Company's consolidated balance sheet and "Assets to be Disposed Of" in accordance with SFAS 121.

(6) NOTES AND FLOOR PLAN PAYABLE

     The Company has a $100 million floor plan credit facility with Ford Consumer Finance Company ("Ford") to finance a major portion of its manufactured home inventory until such inventory is sold and contract proceeds are received. Interest on amounts borrowed is at prime (8.50% at May 31, 1997). The floor plan debt is secured by a portion of the Company's manufactured home inventory and cash in transit from financial institutions. The Company's participations in its floor plan credit facilities earn interest at prime less

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

0.375%. The Company may increase or decrease the participation at any time and may require Ford to re-purchase all of its participation.

     Amounts due under the floor plan credit facility follows:

                                                                    MAY 31,
                                                          ----------------------------
                                                              1996            1997
                                                          ------------    ------------
Floor plan payable......................................  $ 48,976,000    $ 66,735,000
Participations in floor plan payable....................   (29,090,000)    (20,453,000)
                                                          ------------    ------------
  Net floor plan payable................................  $ 19,886,000    $ 46,282,000
                                                          ============    ============

     In July 1997, amounts available under this floor plan credit facility were increased to $125.0 million. Amounts outstanding under the credit facility will bear interest at prime less 0.50% with the Company's participations in the credit facility earning interest at prime less 0.75%.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     A summary of notes payable follows:

                                                                       MAY 31,
                                                              -------------------------
                                                                 1996          1997
                                                              ----------    -----------
Note payable to a financial institution in monthly
  installments of $188,334, plus interest at LIBOR plus 2%
  (7.66% at May 31, 1997), due February 28, 2002. Paid in
  full on July 15, 1997.....................................  $       --    $10,358,000
Note payable to a financial institution in monthly
  installments of $38,889, plus interest at LIBOR plus 2%
  (7.57% at May 31, 1997), due February 28, 2002. Paid in
  full on July 15, 1997.....................................          --      6,806,000
Note payable to a financial institution in monthly
  installments of $104,762 through December 1997 and $54,762 thereafter, plus interest at LIBOR plus 2% (7.66% at May
  31, 1997), due February 28, 2002; secured by property,
  plant and equipment. Paid in full on July 15, 1997........          --      4,112,000
Notes payable to a financial institution in quarterly
  installments of $45,334, plus interest at 8.57%, due April
  1, 2000; secured by property, plant and equipment. Paid in
  full on July 15, 1997.....................................   2,584,000      2,403,000
Note payable to a financial institution in monthly
  installments of $11,667, plus interest at LIBOR plus 2%
  (7.66% at May 31, 1997), due February 28, 2002; secured by property, plant and equipment. Paid in full on July 15,
  1997......................................................          --      2,018,000
Notes payable, $750,000 due on September 3, 1997 with
  quarterly installments of $187,500 thereafter, plus
  interest at 8.5%..........................................          --      1,500,000
Note payable due September 3, 1997, plus interest at 8.5%...          --        250,000
Note payable to financial institution in monthly
  installments of $9,557 including interest at prime plus
  1.5% (9.75% at May 31, 1996), due March 1999; secured by
  land and building. Paid in full on September 25, 1996.....     853,000             --
Note payable to a bank in monthly installments of $3,429,
  including interest, at 10% through July 2001; secured by
  land......................................................     168,000        138,000
Notes payable in monthly installments of $1,686, including
  interest at 10.5% due May 2002; secured by land...........      89,000         77,000
Note payable in monthly installments of $1,934, including
  interest at 10% due November, 2010; secured by land.......     177,000        171,000
Other.......................................................      55,000        140,000
                                                              ----------    -----------
          Total.............................................   3,926,000     27,973,000
Less current installments...................................     263,000      5,454,000
                                                              ----------    -----------
  Notes payable, less current installments..................  $3,663,000    $22,519,000
                                                              ==========    ===========

     The aggregate maturities of notes payable for each of the five years subsequent to May 31, 1997 follow:

1998....................................................  $ 5,454,000
1999....................................................    4,158,000
2000....................................................    3,791,000
2001....................................................    5,471,000
2002....................................................    8,943,000
Thereafter..............................................      156,000
                                                          -----------
                                                          $27,973,000
                                                          ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     On July 15, 1997, the Company completed the private placement of $61 million of 8.32% senior unsecured notes with an average life of 7.5 years and a final maturity in July 2007. The Company used the net proceeds from this new debt to repay approximately $25 million in existing secured bank indebtedness and approximately $6 million in secured debt of its recently acquired subsidiary, Brilliant Holding Corporation (see note 3). The remainder of the proceeds will be used to temporarily reduce borrowings under the Company's floor plan credit facility.

(7) INCOME TAXES

     The provision for income taxes related to operations in the consolidated statements of operations is summarized below:

                                                           YEARS ENDED MAY 31,
                                                  -------------------------------------
                                                     1995         1996         1997
                                                  ----------   ----------   -----------
Federal-current expense.........................  $4,484,000   $5,528,000   $ 8,835,000
Federal-deferred expense (benefit)..............    (371,000)     149,000      (158,000)
State-current expense...........................     671,000      899,000     1,445,000
State-deferred expense (benefit)................     (58,000)      25,000       (21,000)
                                                  ----------   ----------   -----------
          Total.................................  $4,726,000   $6,601,000   $10,101,000
                                                  ==========   ==========   ===========

     The Company files a consolidated return for federal tax purposes; accordingly, taxes at statutory rates are computed based on earnings before minority interests. The provision for income taxes related to operations varied from the amount computed by applying the U.S. federal statutory rate as a result of the following:

                                                           YEARS ENDED MAY 31,
                                                  -------------------------------------
                                                     1995         1996         1997
                                                  ----------   ----------   -----------
Computed "expected" tax expense.................  $4,120,000   $5,852,000   $ 8,693,000
State income tax, net of federal tax benefit....     404,000      600,000       926,000
Nondeductible goodwill..........................          --           --       148,000
Effect of graduated tax rates...................          --     (145,000)           --
Other, net......................................     202,000      294,000       334,000
                                                  ----------   ----------   -----------
          Total.................................  $4,726,000   $6,601,000   $10,101,000
                                                  ==========   ==========   ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                      MAY 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
Current deferred taxes:
  Inventory costs capitalized for tax purposes..............  $   73,000    $  214,000
  Amounts not deductible until paid.........................     899,000     3,417,000
  Other.....................................................      96,000       118,000
                                                              ----------    ----------
     Current deferred tax assets............................  $1,068,000    $3,749,000
                                                              ==========    ==========
Noncurrent deferred taxes:
  Noncurrent deferred tax assets:
     Plant and equipment, principally due to differences in
       depreciation and estimated costs to dispose of
       manufacturing facilities (see note 5)................  $       --    $  235,000
  Noncurrent deferred tax liabilities:
     Goodwill...............................................          --      (307,000)
     Plant and equipment, principally due to differences in
       depreciation.........................................    (346,000)           --
                                                              ----------    ----------
          Noncurrent net deferred tax liability.............  $ (346,000)   $  (72,000)
                                                              ==========    ==========

     Management of the Company considers it more likely than not that all the deferred tax assets will be realized due to sufficient taxable income in future years.

(8) INVESTMENT IN AFFILIATED COMPANY

     In September 1995, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century, a newly formed mortgage company which commenced operations in October 1995 and provides retail financing to manufactured home buyers. 21st Century is 50% owned by the Company with the remaining 50% ownership divided equally between 21st Century's management and Clayton Homes, Inc. ("Clayton"). The Company has an option to purchase the stock owned by Clayton and the management of 21st Century after September 15, 2000. Summary financial information for 21st Century, derived from its audited financial statements, from inception to May 31, 1996 and the year ended May 31, 1997 follows:

                                                                1996          1997
                                                             ----------    -----------
Total assets...............................................  $8,139,000    $28,477,000
                                                             ==========    ===========
Total liabilities..........................................  $3,269,000    $23,065,000
Shareholders' equity.......................................  $4,870,000    $ 5,412,000
                                                             ==========    ===========
Total revenues.............................................  $  501,000    $ 4,212,000
Net income (loss)..........................................  $ (130,000)   $   541,000
                                                             ==========    ===========

(9) SHAREHOLDERS' EQUITY

     On December 15, 1995, the Company effected a 5-for-4 stock split effective immediately for shareholders of record on January 5, 1996 and payable on January 18, 1996.

     On January 10, 1997, the Company effected a 5-for-4 stock split effective immediately for shareholders of record on January 24, 1997 and payable on February 7, 1997.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     The consolidated financial statements, including all references to the number of shares of common stock and all per share information, have been adjusted to reflect the common stock splits.

     During 1993, the Company and its principal shareholders sold common stock to certain employees at amounts less than market value through the issuance of notes receivable. The fair market value was determined by an independent appraisal. Compensation expense resulting from the sale of these shares was $61,000, $60,000, $23,000 for the years ended May 31, 1995, 1996 and 1997, respectively.

     A summary of common stock sold by the Company and its principal shareholders during the year ended May 31, 1994 follow:

                         NUMBER                         FAIR MARKET
                        OF SHARES    PRICE PAID PER      VALUE PER
                          SOLD           SHARE             SHARE        DATE COMMON STOCK SOLD
                        ---------    --------------    -------------    ----------------------
Common stock sold by
  the Company.........    54,344         $2.27             $2.48        September 30, 1993,
                                                                        October 31, 1993, and
                                                                        February 28, 1994
Common stock sold by
  principal
  shareholders........   140,704     $0.00 -- 1.07     $2.42 -- 2.48    June 2, 1993 and
                                                                        October 15, 1993

(10) STOCK COMPENSATION PLAN

     During 1994, the Company adopted the 1994 Stock Compensation Plan (the "Plan") whereby employees, independent directors and advisors are eligible to receive awards under the Plan. The Plan is administered by a committee of the Board of Directors (the "Committee"). An aggregate of 1,500,000 shares of common stock has been authorized and reserved for issuance under the Plan pursuant to the exercise of options or grant of restricted stock awards.

     Restricted stock awards will give the recipient the right to receive a specified amount of shares of common stock contingent upon remaining a Company employee for a specified period, as determined by the Committee.

     Options will become immediately exercisable and all restrictions will immediately lapse with respect to any award of restricted stock in the event of a change or threatened change in control of the Company and in the event of certain mergers and reorganizations of the Company. The options will expire no later than ten years after the date of grant. The exercise price for incentive stock options under the Plan may not be less than the fair value of the common stock on the date of grant. The exercise price for non-qualified options granted under the Plan will be at the discretion of the Committee.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     Option activity for the Company's 1994 Stock Compensation Plan follows:

                                                             1994 STOCK        WEIGHTED
                                                            COMPENSATION       AVERAGE
                                                                PLAN        EXERCISE PRICE
                                                            ------------    --------------
Outstanding, May 31, 1994.................................          --          $   --
  Granted.................................................     342,813            5.23
  Canceled................................................     (14,844)           5.12
                                                             ---------          ------
Outstanding, May 31, 1995.................................     327,969            5.23
  Granted.................................................     566,563            9.60
  Options exercised.......................................      (8,907)           5.12
  Canceled................................................     (50,469)           7.07
                                                             ---------          ------
Outstanding, May 31, 1996.................................     835,156            8.09
  Granted.................................................     463,125           13.89
  Options exercised.......................................     (51,884)           7.55
  Canceled................................................     (60,145)          11.65
                                                             ---------          ------
Outstanding, May 31, 1997.................................   1,186,252          $10.25
                                                             =========          ======

     A summary of the Company's 1994 Stock Compensation Plan at May 31, 1997 follows:

                                                            EXERCISE PRICES
                                    ---------------------------------------------------------------
                                    $5.12 -- $7.76   $8.80 -- $12.00   $12.40 -- $16.80     TOTAL
                                    --------------   ---------------   ----------------   ---------
Options outstanding...............      403,468          278,596            504,188       1,186,252
Weighted average exercise price --
  options outstanding.............      $  6.03          $  9.78            $ 13.89       $   10.25
Options exercisable...............      128,813           19,940             11,938         160,691
Weighted average exercise price --
  options exercisable.............      $  5.86          $ 10.54            $ 13.36       $    6.99
Weighted average remaining
  contractual life (years)........         6.73             8.34               9.11            8.12

     During fiscal 1997, the Company granted each co-chief executive officer a non-qualified stock option to purchase 93,750 shares of the Company's common stock at $13.60 per share, the then fair market value of the Company's common stock, under a Non-Qualified Stock Option Agreement (the "Option Agreements") which remain subject to shareholder approval. The Company intends to seek shareholder approval for the Option Agreements in connection with the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on October 2, 1997. Each option is exercisable after November 15, 2005 and terminates on November 15, 2006. However, each option may be exercisable earlier according to the following schedule:

31,250 shares    If the Company's market capitalization equals or exceeds
                 $300 million at any time on or prior to November 15, 2000.
31,250 shares    If the Company's market capitalization equals or exceeds
                 $400 million at any time on or prior to November 15, 2000.
31,250 shares    If the Company's market capitalization equals or exceeds
                 $500 million at any time on or prior to November 15, 2000.

     As permitted under statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

Accordingly, no compensation cost has been recognized in fiscal 1996 and 1997. Had compensation cost been determined on the basis of SFAS 123, net income and earnings per share would have been as follows:

                                                                YEARS ENDED MAY 31,
                                                             -------------------------
                                                                1996          1997
                                                             ----------    -----------
Net income:
  As reported..............................................  $9,756,000    $14,692,000
  Pro forma................................................   9,516,000     14,197,000
Primary Earnings per Share:
  As reported..............................................  $     0.98    $      1.31
  Pro forma................................................        0.96           1.26
Fully Diluted Earnings per Share:
  As reported..............................................  $     0.97    $      1.30
  Pro forma................................................        0.94           1.25

     The fair value of each common stock option grant is estimated on the date of the grant using the Black Scholes option-pricing model with the following assumptions used for grants from all plans in fiscal 1996 and 1997:

                                                          1996             1997
                                                      -------------    -------------
Expected life (years)...............................      3-5 years        4-9 years
Risk-free interest rate.............................    6.32%-6.57%      6.40%-6.66%
Expected volatility.................................           .557             .557
Expected dividend yield.............................           0.0%             0.0%

(11) EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements, effective October 1, 1996, with the co-chief executive officers of the Company. Each agreement specifies a base salary of $235,000 per year plus an annual bonus of 2.25% of the Company's after-tax consolidated net income. Pursuant to these agreements, each co-chief executive officer was granted a stock option to purchase 62,500 shares of common stock pursuant to the Company's 1994 Stock Compensation Plan (see note 10). In addition, each co-chief executive officer was granted a Non-Qualified Stock Option to purchase 93,750 shares of common stock at $13.60, the fair value of the Company's common stock on the date of grant, under the Option Agreements (see note 10).

(12) RELATED PARTY BALANCES AND TRANSACTIONS

     MOAMCO Properties, Inc. (MOAMCO), an entity owned by the Company's Chairman and Co-Chief Executive Officer, and Byway Partners, Ltd. (Byways), a limited partnership in which the Company's President and Co-Chief Executive Officer is a limited partner and family member is a general partner, leased to the Company two facilities used in the manufacturing operations (the Lancaster Facility and Burleson Facility). The Company believes that the lease agreements were on terms not less favorable than those generally available to unaffiliated parties for comparable properties. Amounts paid to MOAMCO and Byways during the years ended May 31, 1995 and 1996, were $300,000 and $12,500, respectively. During the year ended May 31, 1996, the Company exercised its option to purchase the Lancaster Facility and Burleson Facility for $1,450,000 and $1,500,000, respectively. The purchase price was based on independent appraisals and ratified by the Company's Board of Directors. MOAMCO purchased the Lancaster Facility in 1992 for $1,010,000. Byways purchased the Burleson Facility in 1992 for $1,100,000.

     MOAMCO also owns and leases to the Company, under operating leases, land, improvements and buildings related to three sales centers and the Company's former corporate headquarters. During the years

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES ended May 31, 1995, 1996 and 1997, the Company paid MOAMCO approximately $184,500, $144,000 and $78,000 respectively, for these operating leases (see note 13).

     During fiscal 1995, the Company managed the operations of and leased corporate office space to Coastal Insurance Agency ("Coastal"), an entity that sold property damage insurance on manufactured homes and in which the Company's major shareholder had an economic interest. During the year ended May 31, 1995, the Company received commissions from Coastal of $187,000. During the year ended May 31, 1995, the Company received management fees from Coastal of $183,000.

(13) COMMITMENTS AND CONTINGENCIES

  Repurchase agreements

     The Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by a dealer in its obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). As of May 31, 1997, the Company was at risk to repurchase approximately $34.1 million of manufactured homes.

  Legal Matters

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

  Savings Plan

     During 1992, the Company adopted the American Homestar Corporation 401(k) Retirement Plan (the "Savings Plan") whereby all employees of the Company are eligible to participate in the Savings Plan who have completed one year of service and have reached the age of twenty and one-half. The Savings Plan is administered by a Plan Administrator appointed by the Company. Eligible employees may contribute a portion of their annual compensation up to the legal maximum established by the Internal Revenue Service for each plan year. The Company's matching contributions are at the discretion of the Company and may be made up to a maximum of 3% each plan year. Employee contributions are immediately vested. Company contributions vest over the first six years of employment. Amounts contributed by the Company to the Savings Plan for the years ended May 31, 1995, 1996 and 1997 were $84,000, $120,000, and $185,000, respectively.

  Workers Compensation Liability

     The Company has rejected the insurance coverage provided by the Texas Workers' Compensation Act. While the Company maintains excess indemnity insurance, the Company's portion of self-insured retention is $250,000 per occurrence. Management, in assessing loss experience, adjusts the reserve through periodic provisions.

  Leases

     The Company is obligated under various noncancelable operating lease agreements with varying monthly payments and varying expiration dates through 2004. Rental expense under operating leases for the years ended May 31, 1995, 1996 and 1997 were $1,459,000, $1,509,000, and $2,644,000, respectively.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     Aggregate annual rental payments, that include amounts due to related parties, on future lease commitments at May 31, 1997 were as follows:

                                                            TOTAL LEASE      AMOUNTS DUE
                                                            COMMITMENTS    RELATED PARTIES
                                                            -----------    ---------------
1998......................................................  $2,457,000         $78,000
1999......................................................   1,807,000              --
2000......................................................   1,265,000              --
2001......................................................     655,000              --
2002......................................................     313,000              --
Thereafter................................................     865,000              --
                                                            ----------         -------
                                                            $7,362,000         $78,000
                                                            ==========         =======

(14) CONCENTRATIONS OF CREDIT RISK

     For the year ended May 31, 1997, the Company had one producer that supplied 18% of the houses sold by Company-owned retail sales centers. The Company has a credit facility with one lender to finance the majority of its new home inventory. The loss of this lender could have a material adverse effect on the Company's operations. A majority of the Company-owned retail sales centers are located in Texas.

(15) SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

     The Company had the following non-cash investing and financing activities:

                                                           YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      1995         1996         1997
                                                   ----------   ----------   ----------
Purchase of property, plant and equipment through
  the issuance of notes payable..................          --   $2,000,000   $4,500,000

     Supplemental disclosures of cash flow information are as follows:

                                                           YEARS ENDED MAY 31,
                                                   ------------------------------------
                                                      1995         1996         1997
                                                   ----------   ----------   ----------
Income taxes paid................................  $4,838,000   $6,828,000   $9,729,000
Interest paid....................................   2,215,000    2,600,000    4,852,000

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended May 31, 1996 and 1997:

                                   FIRST     SECOND      THIRD     FOURTH
                                  QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                  -------    -------    -------    -------    --------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
  Revenues......................  $59,656    $50,808    $53,427    $67,341    $231,232
  Operating income..............    4,435      4,421      4,194      6,422      19,472
  Net income....................    2,182      2,213      2,028      3,333       9,756
  Net income per share..........     0.23       0.23       0.21       0.31        0.98
1997
  Revenues......................  $66,706    $89,306    $84,389    $99,578    $339,979
  Operating income..............    5,644      7,268      6,696      9,765      29,373
  Net income....................    3,018      3,585      3,110      4,979      14,692
  Net income per share..........     0.27       0.32       0.28       0.44        1.31

                                                                     SCHEDULE II

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                 --------------------------------------
                                   BALANCE AT    CHARGED TO    CHARGED TO                               BALANCE AT
                                   BEGINNING      COSTS AND       OTHER                                   END OF
          DESCRIPTION               OF YEAR       EXPENSES      ACCOUNTS      OTHER(1)    DEDUCTIONS       YEAR
          -----------             ------------   -----------   -----------   ----------   -----------   ----------
Year ended May 31, 1995
  Warranty and service..........  $   641,000    $ 5,900,000   $        --   $       --   $ 5,381,000   $1,160,000
Year ended May 31, 1996
  Warranty and service..........  $ 1,160,000    $ 8,044,000   $        --   $       --   $ 7,754,000   $1,450,000
Year ended May 31, 1997
  Warranty and service..........  $ 1,450,000    $10,859,000   $        --   $3,832,000   $11,510,000   $4,631,000

---------------

(1) Amount represents acquired reserve for warranty and service costs.

                                 EXHIBIT INDEX

 EXHIBIT                                                                      REPORT WITH WHICH
   NO.                            DESCRIPTION                                 EXHIBIT WAS FILED
 -------                          -----------                                 -----------------
   2.1    -- Securities Purchase Agreement by and among Brilliant        July 1997, Form 8-K/A
             Holding Corporation (Brilliant), the Brilliant
             Securityholders and American Homestar Corporation.
   2.2    -- First Amendment to the Securities Purchase Agreement by     July 1997, Form 8-K/A
             and among Brilliant, the Brilliant Securityholders and
             American Homestar Corporation.
   2.3    -- Agreement and Plan of Merger between American Homestar      Filed herewith
             Corporation, Nationwide N.C. Homes, Inc., N.C. Mobile
             Home Corp., and Robert H. Sauls.
   3.1    -- Restated Articles of Incorporation of American Homestar     S-1 Registration Statement
             Corporation.                                                No. 33-78630
   3.2    -- Amended and Restated Bylaws of American Homestar            S-1 Registration Statement
             Corporation.                                                No. 33-78630
   4.1    -- Form of certificate evidencing ownership of Common Stock    S-1 Registration Statement
             of American Homestar Corporation.                           No. 33-78630
   4.2    -- Shareholders Agreement, dated as of August 31, 1993, by     S-1 Registration Statement
             and among American Homestar Corporation and certain         No. 33-78630
             shareholders of American Homestar Corporation.
   4.3    -- Form of Amendment to Shareholders Agreement.                S-1 Registration Statement
                                                                         No. 33-78630
  10.1    -- Loan Agreement, dated September 24, 1996, among American    February 1997, Form 10-Q
             Homestar Corporation, Oak Creek Housing Corporation,
             Nationwide Housing Systems, Inc., American Homestar
             Financial Services, Inc., Heartland Homes, Inc., Guerdon
             Homes, Inc., American Homestar of Burleson, Inc.,
             American Homestar of Lancaster, Inc. and Bank One, Texas,
             N.A.
  10.2    -- $2,100,000 Term Promissory Note, dated September 24,        February 1997, Form 10-Q
             1996, by and between American Homestar Corporation, Oak
             Creek Housing Corporation and Bank One, Texas, N.A.
  10.3    -- $4,600,000 Term Promissory Note, dated September 24,        February 1997, Form 10-Q
             1996, by and between American Homestar Corporation, Oak
             Creek Housing Corporation and Bank One, Texas, N.A.
  10.4    -- $11,300,000 Term Promissory Note, dated September 24,       February 1997, Form 10-Q
             1996, by and between American Homestar Corporation, Oak
             Creek Housing Corporation and Bank One, Texas, N.A.
  10.5    -- $7,000,000 Term Promissory Note, dated September 24,        February 1997, Form 10-Q
             1996, by and between American Homestar Corporation, Oak
             Creek Housing Corporation and Bank One, Texas, N.A.
  10.6    -- Employment Agreement, dated as of November 15, 1996,        February 1997, Form 10-Q
             between Finis F. Teeter and American Homestar
             Corporation.
  10.7    -- Employment Agreement, dated as of November 15, 1996,        February 1997, Form 10-Q
             between Laurence A. Dawson, Jr. and American Homestar
             Corporation.
  10.8    -- Nonqualified Stock Option Agreement, dated November 15,     February 1997, Form 10-Q
             1996 between Finis F. Teeter and American Homestar
             Corporation.

 EXHIBIT                                                                      REPORT WITH WHICH
   NO.                            DESCRIPTION                                 EXHIBIT WAS FILED
 -------                          -----------                                 -----------------
  10.9    -- Nonqualified Stock Option Agreement, dated November 15,     February 1997, Form 10-Q
             1996 between Laurence A. Dawson, Jr. and American
             Homestar Corporation.
  10.10   -- Amendment to Life Reinsurance Contract, dated December      February 1997, Form 10-Q
             31, 1996, by and between Lifestar Reinsurance Limited and
             American Bankers Life Assurance Company of Florida
  10.11   -- Amendment to Ford Finance Company, Inc. Inventory           November 1996, Form 10-Q
             Financing Agreement
  11      -- Statement Re Computation of Per Share Earnings              Filed herewith
  12      -- None
  13      -- None
  16      -- None
  18      -- None
  21      -- List of Subsidiaries                                        Filed herewith
  22      -- None
  23      -- Consent of KPMG Peat Marwick LLP                            Filed herewith
  24      -- None
  27      -- Financial Data Schedule                                     Filed herewith
  99      -- None