Form 10-Q
period 1997-08-31
AMERICAN HOMESTAR CORP
filed 1997-10-14
CIK 922812

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 1997

                                       or

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

Number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1997.

            Common Stock, Par Value $.05 Per Share        11,449,699

                         PART I - FINANCIAL INFORMATION

                                                                                                                     PAGE
                                                                                                                     ----
Item 1.  Financial Statements
         Consolidated Balance Sheets - May 31, 1997 and August 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . 2
         Consolidated Statements of Operations - three months ended
                 August 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Consolidated Statements of Cash Flows - three months ended
                 August 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


                                               PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                        PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         MAY 31,            AUGUST 31,
                                                                          1997                1997
               ASSETS                                                 ------------         ------------
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 17,209,000         $ 16,977,000
   Cash in transit from financial institutions  . . . . . . . . .       26,139,000           20,714,000
                                                                      ------------         ------------
      Total cash and cash equivalents   . . . . . . . . . . . . .       43,348,000           37,691,000
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .       58,209,000           64,288,000
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . .       13,807,000           19,670,000
   Manufacturer incentives receivable . . . . . . . . . . . . . .        1,072,000            1,000,000
   Deferred tax asset . . . . . . . . . . . . . . . . . . . . . .        4,604,000            4,404,000
   Prepaid expenses and other current assets  . . . . . . . . . .        6,195,000            5,269,000
                                                                      ------------         ------------
      Total current assets  . . . . . . . . . . . . . . . . . . .      127,235,000          132,322,000
Property, plant and equipment, net  . . . . . . . . . . . . . . .       47,581,000           47,885,000
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,280,000           34,435,000
Investment in affiliate . . . . . . . . . . . . . . . . . . . . .        3,675,000            2,946,000
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        2,250,000            3,057,000
                                                                      ------------         ------------
                                                                      $211,021,000         $220,645,000
                                                                      ============         ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan payable   . . . . . . . . . . . . . . . . . . . . .     $ 46,282,000           20,686,000
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . .       21,474,000           21,245,000
   Accrued expenses   . . . . . . . . . . . . . . . . . . . . . .       22,703,000           25,307,000
   Accrued warranty costs   . . . . . . . . . . . . . . . . . . .        6,356,000            6,425,000
   Notes payable    . . . . . . . . . . . . . . . . . . . . . . .        6,160,000              993,000
                                                                      ------------         ------------
      Total current liabilities   . . . . . . . . . . . . . . . .      102,975,000           74,656,000
Notes payable and capital lease, less current installments  . . .       29,136,000           63,483,000
Deferred tax liability  . . . . . . . . . . . . . . . . . . . . .          235,000              236,000
Minority interest in consolidated subsidiary  . . . . . . . . . .          966,000            1,013,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000
      shares; no shares issued  . . . . . . . . . . . . . . . . .               --                   --
   Common stock, $0.05 par value; authorized 20,000,000
      shares; issued and outstanding 11,297,183 and
      11,439,629 shares at May 31, 1997 and August,
      31, 1997, respectively  . . . . . . . . . . . . . . . . . .          565,000              572,000
   Additional paid-in capital   . . . . . . . . . . . . . . . . .       40,018,000           42,416,000
   Retained earnings    . . . . . . . . . . . . . . . . . . . . .       37,126,000           38,269,000
                                                                      ------------         ------------
      Total shareholders' equity  . . . . . . . . . . . . . . . .       77,709,000           81,257,000
                                                                      ------------         ------------
                                                                      $211,021,000         $220,645,000
                                                                      ============         ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                           THREE MONTHS ENDED AUGUST 31,
                                                                      -----------------------------------------
                                                                           1996                      1997
                                                                      -------------             ---------------
Revenues:
    Net sales   . . . . . . . . . . . . . . . . . . . . . . . .       $  75,781,000             $   118,360,000
    Other revenues  . . . . . . . . . . . . . . . . . . . . . .           6,714,000                   6,372,000
                                                                      -------------             ---------------
       Total revenues   . . . . . . . . . . . . . . . . . . . .          82,495,000                 124,732,000
                                                                      -------------             ---------------
Costs and expenses:
    Cost of sales   . . . . . . . . . . . . . . . . . . . . . .          57,087,000                  89,241,000
    Selling, general and administrative   . . . . . . . . . . .          19,327,000                  26,012,000
    Acquisition costs   . . . . . . . . . . . . . . . . . . . .                  --                   2,425,000
                                                                      -------------             ---------------
       Total costs and expenses   . . . . . . . . . . . . . . .          76,414,000                 117,678,000
                                                                      -------------             ---------------
       Operating income   . . . . . . . . . . . . . . . . . . .           6,081,000                   7,054,000
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .            (863,000)                 (1,894,000)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             104,000                       1,000
                                                                      -------------             ---------------
       Income before items shown below    . . . . . . . . . . .           5,322,000                   5,161,000
Income tax expense  . . . . . . . . . . . . . . . . . . . . . .           2,090,000                   2,900,000
                                                                      -------------             ---------------
       Income before items shown below    . . . . . . . . . . .           3,232,000                   2,261,000
Earnings in affiliate . . . . . . . . . . . . . . . . . . . . .              22,000                     240,000
Minority interest in income of consolidated subsidiary  . . . .            (100,000)                    (47,000)
                                                                      -------------             ---------------
       Net income before extraordinary item   . . . . . . . . .           3,154,000                   2,454,000
Extraordinary loss from early extinguishment of debt
(net of income tax benefit of $423,000)   . . . . . . . . . . .                 --                    (634,000)
                                                                      -------------             ---------------
       Net income   . . . . . . . . . . . . . . . . . . . . . .       $   3,154,000             $     1,820,000
                                                                      =============             ===============
Basic Earnings Per Share:
    Net income before extraordinary loss .  . . . . . . . . . .       $        0.28             $          0.22
    Extraordinary loss, net of income tax benefit  .  . . . . .                  --                       (0.06)
                                                                      -------------             ---------------
       Net income   . . . . . . . . . . . . . . . . . . . . . .       $        0.28             $          0.16
                                                                      =============             ===============
Diluted Earnings Per Share:
    Net income before extraordinary loss  . . . . . . . . . . .       $        0.27             $          0.20
    Extraordinary loss, net of income tax benefit   . . . . . .                  --                       (0.05)
                                                                      -------------             ---------------
       Net income   . . . . . . . . . . . . . . . . . . . . . .       $        0.27             $          0.15
                                                                      =============             ===============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       THREE MONTHS ENDED AUGUST 31,
                                                                       -----------------------------
                                                                           1996             1997
                                                                       ------------    -------------
Cash flows from operating activities:
    Net income .....................................................   $  3,154,000    $  1,820,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Net loss of Brilliant ........................................             --        (678,000)
      Depreciation and amortization ................................        667,000       1,272,000
      Earnings in affiliate ........................................        (22,000)       (240,000)
      Minority interest in income of consolidated subsidiary .......        100,000          47,000
      Compensation expense on sale of common stock .................         15,000              --
      Deferred taxes ...............................................       (171,000)        200,000
      Change in assets and liabilities, net of acquisitions
        Increase in accounts receivable ............................       (998,000)     (5,571,000)
        Decrease in manufacturer incentive receivable ..............        204,000          73,000
        Decrease (increase) in inventories .........................     (6,248,000)        161,000
        Decrease in prepaid expenses and other current assets ......        747,000         937,000
        Decrease (increase) in other assets ........................       (867,000)        218,000
        Increase (decrease) in accounts payable ....................      1,733,000        (670,000)
        Increase in accrued expenses ...............................      2,923,000       2,458,000
        Increase in other liabilities ..............................        641,000              --
                                                                       ------------    ------------
              Net cash provided by operating activities ............      1,878,000          27,000
                                                                       ------------    ------------
Cash flows from investing activities:
      Purchases of property, plant and equipment ...................     (2,015,000)     (1,055,000)
      Payment for purchase of acquisitions, net of cash acquired ...             --        (349,000)
                                                                       ------------    ------------
              Net cash used in investing activities ................     (2,015,000)     (1,404,000)
                                                                       ------------    ------------

Cash flows from financing activities:
      Borrowings under floor plan payable ..........................     40,024,000      40,521,000
      Repayment of floor plan payable ..............................    (34,623,000)    (45,328,000)
      Participations in floor plan payable .........................     (1,059,000)    (27,484,000)
      Principal payments on long-term debt .........................        (17,000)    (33,394,000)
      Borrowings under long-term debt ..............................        516,000      61,000,000
      Exercise of stock options ....................................         29,000         405,000
      Secondary public offering costs ..............................       (129,000)             --
                                                                       ------------    ------------
              Net cash provided by (used in) financing activities ..      4,741,000      (4,280,000)
                                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents ...............      4,604,000      (5,657,000)

Cash and cash equivalents, beginning of period .....................     33,149,000      43,348,000
                                                                       ------------    ------------
Cash and cash equivalents, end of period ...........................   $ 37,753,000    $ 37,691,000
                                                                       ============    ============


Supplemental disclosures of cash flow information:
      Cash paid for interest .......................................   $  1,353,000    $  1,178,000
      Cash paid for income taxes ...................................        143,000          51,000
                                                                       ============    ============

                AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On June 10, 1997, the Company completed the acquisition of Brilliant Holding Corporation ("Brilliant"). This transaction was accounted for as a pooling of interests; accordingly, the accompanying consolidated financial statements have been restated to include the results of Brilliant for all periods presented. Because of the seasonal nature of the Company's business, operating results for the three months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

BUSINESS COMBINATIONS

   On June 10, 1997, Brilliant was acquired by the Company, and 474,099 shares of the Company's common stock and options to purchase 25,901 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options to purchase Brilliant's common stock.
This transaction was accounted for as a pooling of interests. Prior to the acquisition, Brilliant used a fiscal year ending on December 31. The financial statements for the three months ended August 31, 1997 combine each company's three months ended August 31, 1997. The restated financial statements for the three months ended August 31, 1996 combine the Company's financial statements for the three months ended August 31, 1996 with Brilliant's financial statements for the three months ended March 31, 1996. Due to the different fiscal year ends, retained earnings includes an adjustment to record Brilliant's net loss for the five months ended May 31, 1997, which will not be included in the restated financial statements for any fiscal period.

   A summary of Brilliant's results of operations for the five months ended May 31, 1997 follows:

Net sales . . . . . . . . . . . . .          $28,984,000
Total costs and expenses  . . . . .          $29,845,000
Net loss  . . . . . . . . . . . . .          $  (678,000)
                                             ===========

   A reconciliation of revenues and net income of the combined entities as restated for the three months ended August 31, 1996 follows:

Revenues:
  American Homestar   . . . .          $66,706,000
  Brilliant   . . . . . . . .           15,789,000
                                       -----------
    Combined  . . . . . . . .          $82,495,000
                                       ===========

Net income:
  American Homestar   . . . .          $ 3,018,000
  Brilliant   . . . . . . . .              136,000
                                       -----------
    Combined  . . . . . . . .          $ 3,154,000
                                       ===========


   Adjustments to conform Brilliant's method of accounting for inventory and accrued warranty costs with that of the Company reduced pro forma net income by $93,000.

                AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

   On June 16, 1997, the Company completed the acquisition of N.C. Mobile Home Corporation (NC Homes), which operates 11 retail centers in North Carolina and one in Virginia. The results of the acquired operations of NC Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $3.6 million has been recorded as goodwill and is being amortized over 25 years. The allocation of the purchase price, in certain instances, is based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Current assets  . . . . . . . . . .         $ 7,994,000
Other assets  . . . . . . . . . . .             282,000
Goodwill  . . . . . . . . . . . . .           3,571,000
Floor plan payable  . . . . . . . .          (6,691,000)
Accounts payable  . . . . . . . . .            (442,000)
Accrued liabilities . . . . . . . .            (214,000)
                                            -----------
                                            $ 4,500,000
                                            ===========
Consideration:
  Cash  . . . . . . . . . . . . . .         $ 1,000,000
  Note payable  . . . . . . . . . .           1,500,000
  Common stock  . . . . . . . . . .           2,000,000
                                            -----------
                                            $ 4,500,000
                                            ===========

REPURCHASE AGREEMENTS

   The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At August 31, 1997, the Company's contingent repurchase liability was approximately $55.3 million.

INVENTORIES

   A summary of inventories follows:

                                                                   MAY 31,            AUGUST 31,
                                                                    1997                1997
                                                                ------------        ------------
Manufactured homes:
         New  . . . . . . . . . . . . . . . . . . . . . . .     $ 41,767,000        $ 46,545,000
         Used . . . . . . . . . . . . . . . . . . . . . . .        4,715,000           5,278,000
Furniture and supplies  . . . . . . . . . . . . . . . . . .        3,374,000           3,532,000
Raw materials and work-in-process . . . . . . . . . . . . .        8,353,000           8,933,000
                                                                ------------        ------------
                                                                $ 58,209,000        $ 64,288,000
                                                                ============        ============

                AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

INVESTMENT IN AFFILIATE

   Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the three months ended August 31, 1996 and 1997 follows:

                                      1996               1997
                                   ---------          -----------
Total revenues  . . . . .          $ 426,000          $ 2,003,000
Net income  . . . . . . .          $  43,000          $   480,000
                                   ---------          -----------

EARNINGS PER SHARE

   The consolidated financial statements, including all references to the number of shares of common stock and all per share information have been adjusted to reflect the issuance of 474,099 shares of common stock exchanged for all of the common stock of Brilliant and the 5-for-4 stock split effected on February 7, 1997.

   The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.

                                                                   AUGUST 31, 1996                   AUGUST 31, 1997
                                                           ------------------------------      ------------------------------
                                                              BASIC           DILUTED             BASIC           DILUTED
                                                            EARNINGS PER     EARNINGS PER      EARNINGS PER     EARNINGS PER
                                                               SHARE            SHARE            SHARE              SHARE
                                                            -----------       -----------      ------------      -----------
Net income before extraordinary loss   . . . . . . . .      $ 3,154,000      $  3,154,000      $  2,454,000      $ 2,454,000
Extraordinary loss   . . . . . . . . . . . . . . . . .              --                 --          (634,000)        (634,000)
                                                            -----------       -----------      ------------      -----------
   Net income  . . . . . . . . . . . . . . . . . . . .      $ 3,154,000       $ 3,154,000      $  1,820,000      $ 1,820,000
                                                            ===========       ===========      ============      ===========

Weighted average common shares outstanding   . . . . .
                                                             11,247,503        11,247,503        11,404,613       11,404,613
Dilutive effect of stock options   . . . . . . . . . .               --           450,280                --          563,264
                                                            -----------       -----------      ------------      -----------
   Common shares denominator . . . . . . . . . . . . .       11,247,503        11,697,783        11,404,613       11,967,877
                                                            ===========       ===========      ============      ===========

LONG-TERM DEBT

   The Company's loan agreement related to the 8.32% senior unsecured notes contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. At August 31, 1997, the Company was in compliance with all such restrictions.

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

o Another key element of the Company's growth strategy is to increase the degree of retail penetration of its financial services. As insurance product penetration increases, both reported revenues and earnings should increase without a corresponding increase in retail unit sales. Similarly, as 21st Century Mortgage Corporation ("21st Century"), the Company's mortgage affiliate, finances more of the Company's retail sales, the Company's earnings should increase without a corresponding increase in retail unit sales.

The recent acquisitions of Heartland Homes, Inc. ("Heartland") and Guerdon Homes, Inc. ("Guerdon") in September 1996 will have the effect of adding significant revenues to the Company with little, if any, immediate benefits of vertical integration. Those benefits should reflect gradually, over time, as the Company executes its vertical integration strategy in the new regional markets which these acquisitions encompass.

RESULTS OF OPERATIONS

Three months ended August 31, 1997 compared to three months ended August 31,
1996

   The following table summarizes certain key sales statistics for the three months ended August 31, 1996 and 1997:

                                                                   THREE MONTHS ENDED AUGUST 31,
                                                                   -----------------------------
                                                                      1996              1997
                                                                   -------------    ------------
Company-manufactured new homes sold at retail (1) . . . .                 792            1,048
Total new homes sold at retail  . . . . . . . . . . . . .               1,153            1,300
Internalization rate (2)  . . . . . . . . . . . . . . . .                  69%              81%
Previously-owned homes sold at retail . . . . . . . . . .                 320              397
Average retail selling price--new homes . . . . . . . . .           $  44,191        $  46,576
Average number of new homes sold per retail
   sales center   . . . . . . . . . . . . . . . . . . . .                  25               19
Number of retail sales centers at end of period . . . . .                  47               69
Manufacturing shipments (1) . . . . . . . . . . . . . . .               1,604            2,616
Manufacturing shipments to independent dealers (1)  . . .                 776            1,531

(1) Operating data for the three months ended August 31, 1996 has been restated to included the effects of the Brilliant acquisition.

(2) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

   The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:

                                                           THREE MONTHS ENDED
                                                              AUGUST 31,
                                                         -----------------------
                                                          1996            1997
                                                         ------         -------
Total revenues  . . . . . . . . . . . . . . . . .        100.0%          100.0%
Gross profit  . . . . . . . . . . . . . . . . . .         30.8%           28.5%
Selling, general and administrative before
     acquisition costs  . . . . . . .                     23.4%           20.9%
Acquisition costs . . . . . . . . . . . . . . . .           --             1.9%
Operating income  . . . . . . . . . . . . . . . .          7.4%            5.7%
Net income before extraordinary loss  . . . . . .          3.8%            2.0%
Net income  . . . . . . . . . . . . . . . . . . .          3.8%            1.5%

   Net Sales. Net sales of manufactured homes were $118.4 million for the three months ended August 31, 1997, compared to $75.8 million for the three months ended August 31, 1996. Sales from Heartland and Guerdon manufacturing operations were $26.9 million for the three months ended August 31, 1997. On a basis comparable to the three months ended August 31, 1996, net sales increased 21% to $91.5 million. The increase was primarily the result of a 15% increase in the number of new and previously-owned homes sold at retail as well as a 5% increase in the average selling price of new homes. The decline in the number of new homes sold per retail sales center from 25 in the first quarter of fiscal 1997 to 19 in the first quarter of fiscal 1998 was primarily attributable to two factors; (1) retail management changes necessitated by the restructuring of the Company's retail operations and (2) average new homes sold from the recently acquired operations of NC Homes being significantly lower than the average historically generated by the Company's retail locations in Texas and the surrounding states. The Company added 15 new retail sales centers during the first quarter of fiscal 1998, 12 of which were NC Homes retail sale centers.

   Other Revenues. Transportation revenues for the three months ended August 31, 1997 were $2.9 million, a decrease of 26% from $3.9 million for the three months ended August 31, 1996. This decrease was primarily due to increased competition among mobile home transporters, particularly in Texas and surrounding states. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $3.5 million (3.8% of net sales excluding net sales attributable to Heartland and Guerdon) for the three months ended August 31, 1997, compared to $2.9 million (3.8% of net sales) for the three months ended August 31, 1996. This increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations. Other revenues, expressed as a percentage of net sales, remained unchanged from the first quarter of fiscal 1998 to the first quarter of fiscal 1997.

   Cost of Sales. Cost of manufactured homes sold were $86.9 million (73.4% of net sales) for the three months ended August 31, 1997, as compared to $53.9 million (71.1% of net sales) for the three months ended August 31, 1996. Cost of manufactured homes attributable to Heartland and Guerdon for the three months ended August 31, 1997 were $21.7 million. On a basis comparable to the three months ended August 31, 1996, cost of manufactured homes increased 21% to $65.2 million (71.3% of net sales). The increase in cost of sales was primarily due to higher sales volume. The slight increase in cost of sales, expressed as a percentage of sales, was the result of an increase in the percentage of multi- section homes sold at retail in the first quarter of fiscal 1998 (54%) compared to the first quarter of fiscal 1997 (52%). This increase was partially offset by an increase in the internalization rate from 69% for the three months ended August 31, 1996 to 81% for the three months ended August 31, 1997. Cost of sales attributable to transportation operations for the three months ended August 31, 1997 were $2.3 million (82.2% of transportation revenues), a decrease of 26% from $3.2 million (82.9% of transportation revenues) for the three months ended August 31, 1996. The decrease is consistent with the decrease in transportation activity from fiscal 1997.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 1997, were $26.0 million (20.9% of total revenues), as compared to $19.3 million (23.4% of total revenues) for the three months ended August 31, 1996. On a basis comparable to the three months ended August 31, 1996 (excluding the selling, general and administrative expenses of Heartland and Guerdon), selling, general and administrative expenses increased 17% to $22.6 million (23.2% of total revenues). The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The slight decrease in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of a decrease in warranty costs. The decrease was offset by an increase in the internalization rate from 69% in the first three months of fiscal 1997 to 81% in the first three months of fiscal 1998.

   Acquisition Costs. During the three months ended August 31, 1997, the Company incurred $2.4 million in costs related to the Brilliant acquisition. These acquisition related costs primarily consisted of transaction costs and severance and termination agreements with two former officers of Brilliant.

   Interest Expense. Interest expense increased 119% to $1.9 million for the three months ended August 31, 1997, from $863,000 for the three months ended August 31, 1996. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 8.32% senior unsecured notes totaling $61 million in July 1997, and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

   Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, minority interest, earnings in affiliate and extraordinary items, was 39.3% and 56.2% for the three months ended August 31, 1996 and 1997, respectively. The increase was primarily the result of nondeductible acquisition costs related to the Brilliant acquisition as well as the nondeductibility of goodwill related to the acquisitions of Guerdon and NC Homes.

   Extraordinary Loss. In connection with the private placement of $61 million of 8.32% senior unsecured notes in July 1997, the Company repaid existing secured bank debt of approximately $31 million. Consequently, the Company recorded an extraordinary loss of $634,000 (net of income tax benefit) which represented the write-off of unamortized debt issue costs as well as a prepayment penalty associated with the repayment of the bank debt.

LIQUIDITY AND CAPITAL RESOURCES.

   Cash provided by operations was $27,000 for the three months ended August 31, 1997. Net income before depreciation and amortization accounted for a significant portion of the cash provided by operating activities for the three months ended August 31, 1997. The increase of $2.5 million in accrued expenses from May 31, 1997 to August 31, 1997 was attributable to the accrual of federal and state income taxes, the payment of which was not due to the various taxing authorities until September 1997. The increase in accounts receivable accounted for the majority of cash used in operations for the first quarter of fiscal 1998. The May 31, 1997 balance sheet combines the Company's May 31, 1997 balance sheet with Brilliant's December 31, 1996 balance sheet. As is customary in the manufactured home industry, the Brilliant plants were shut down for one week in late December, which resulted in a reduction in sales as well as accounts receivable in December 1996.

   An important part of the Company's growth strategy is to expand the number of Company-owned retail sales centers and increase its manufacturing production. Management estimates that the capital required to open a new retail sales center is approximately $1.0 million to $1.25 million, primarily for working capital, inventory and leasehold and land improvements. Management currently plans to open 20 to 30 retail sales centers each year for the next two years. In addition, management expects to expend approximately $15 million on capital improvements to expand manufacturing capacity at six plants and to add a new plant in North Carolina during fiscal 1998.

   The Company had capital expenditures of $1.1 million for the three months ended August 31, 1997. These expenditures were used primarily to fund new retail sales centers and expand manufacturing capacity. The Company paid $350,000, net of cash acquired, to purchase NC Homes and four additional retail sales centers.

   At August 31, 1997, the Company had a $100 million floor plan credit facility with Ford Consumer Finance Company, Inc. ("Ford"), with an interest rate of prime less 0.50%. The credit facility was increased to $125 million in September 1997. The facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at its retail sales centers. In order to satisfy greater working capital requirements and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $2.6 million in the first quarter of fiscal 1998. At August 31, 1997, the Company had net borrowings of $20.7 million (gross borrowings of $68.6 million less participations of $47.9 million). The Company's participations in its floor plan credit facility earn interest at Ford's prime rate less 0.75%, and are immediately available to the Company in cash.

   On July 15, 1997, the Company completed the private placement of $61 million of 8.32% senior unsecured notes (the "Senior Notes"). Scheduled payments of the Senior Notes begin in July 2002 and continue annually until paid in full in July 2007. The Company used the net proceeds to repay approximately $31 million in existing bank debt. The remainder of the proceeds were used to temporarily reduce borrowings under the Company's floor plan credit facility with Ford.

   Management believes that the proceeds from the Senior Notes, when coupled with the Company's increased floor plan credit facility and cash provided from operations, will be sufficient to satisfy working capital and capital expenditure requirements over the next two years.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                                 EXHIBIT INDEX

                                                                                   EXHIBIT           REPORT WITH WHICH
                 DESCRIPTION                                                         NO.             EXHIBIT WAS FILED
                 -----------                                                       -------          ---------------------------
Note Purchase Agreement, 8.32% Senior Unsecured Notes due July 10, 1997.              2.1           Filed herewith
Restated Articles of Incorporation of American Homestar Corporation.                  3.1           S-1 Registration Statement
                                                                                                    No. 33-78630
Amended and Restated Bylaws of American Homestar Corporation.                         3.2           S-1 Registration Statement
                                                                                                    No. 33-78630
Specimen Common Stock Certificate.                                                    4.1           S-1 Registration Statement
                                                                                                    No. 33-78630
Employment  Agreement,  dated  August  23 1997,  by  and  between American
       Homestar Corporation and Ronald McCaslin.                                      10.1          Filed herewith
None                                                                                  11
None                                                                                  15
None                                                                                  18
None                                                                                  19
None                                                                                  22
None                                                                                  24
Financial Data Schedules                                                              27            Filed herewith
None                                                                                  99

(b) REPORTS ON FORM 8-K - The Company filed a Current Report on Form 8-K dated June 5, 1997 regarding the acquisition of Brilliant Holding Corporation. The Current Report on Form 8-K dated June 5, 1997 was amended on Form 8-K/A and filed on July 16, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN HOMESTAR CORPORATION

Date:  October 10, 1997        By: /s/ Craig A. Reynolds
                                   -----------------------------
                                   Craig A. Reynolds
                                   Executive Vice President, Chief Financial
                                      Officer, Secretary and Director (Principal
                                      Financial and Accounting Officer)