Form 10-Q
period 1997-11-30
AMERICAN HOMESTAR CORP
filed 1998-01-13
CIK 922812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 1997
                                       or

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

Number of shares outstanding of each of the issuer's classes of common stock, as of January 2, 1998.

       Common Stock, Par Value $.05 Per Share           17,190,169

                         PART I - FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - May 31, 1997 and November 30, 1997.......................     2
           Consolidated Statements of Operations - three months ended
              November 30, 1996 and 1997..........................................................     3
           Consolidated Statements of Operations - six months ended November 30,
              1996 and 1997.......................................................................     4
           Consolidated Statements of Cash Flows - six months ended November 30,
              1996 and 1997.......................................................................     5
           Notes to Consolidated Financial Statements.............................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................     9


                                       PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders....................................    14

Item 6.    Exhibits and Reports on Form 8-K.......................................................    15

                         PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                        MAY 31,       NOVEMBER 30,
                                                                                         1997             1997
                                                                                     ------------     ------------
                               ASSETS
Current assets:
   Cash ........................................................................     $ 17,209,000     $ 16,880,000
   Cash in transit from financial institutions .................................       26,139,000       23,386,000
                                                                                     ------------     ------------

         Total cash and cash equivalents .......................................       43,348,000       40,266,000
   Inventories .................................................................       58,209,000       64,658,000
   Accounts receivable .........................................................       13,807,000       20,203,000
   Deferred tax asset ..........................................................        4,604,000        4,192,000
   Prepaid expenses and other current assets ...................................        7,267,000        6,514,000
                                                                                     ------------     ------------

         Total current assets ..................................................      127,235,000      135,833,000
Property, plant and equipment, net .............................................       47,581,000       49,541,000
Goodwill .......................................................................       30,280,000       34,307,000
Investment in affiliate ........................................................        3,675,000        3,192,000
Other assets ...................................................................        2,250,000        4,064,000
                                                                                     ------------     ------------

                                                                                     $211,021,000     $226,937,000
                                                                                     ============     ============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan payable ..........................................................     $ 46,282,000     $ 22,036,000
   Accounts payable ............................................................       21,474,000       21,100,000
   Accrued expenses ............................................................       22,703,000       25,238,000
   Accrued warranty costs ......................................................        6,356,000        6,340,000
   Notes payable ...............................................................        6,160,000          980,000
                                                                                     ------------     ------------

         Total current liabilities .............................................      102,975,000       75,694,000
Notes payable and capital lease, less current installments .....................       29,136,000       63,616,000
Deferred tax liability .........................................................          235,000          271,000
Minority interest in consolidated subsidiary ...................................          966,000        1,053,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; no
     shares issued .............................................................             --               --
   Common stock, $0.05 par value; authorized 20,000,000 shares;
     issued and outstanding 16,945,827 and 17,190,169 shares at
     May 31, 1997 and November 30, 1997, respectively ..........................          848,000          860,000
   Additional paid-in capital ..................................................       39,735,000       42,356,000
   Retained earnings ...........................................................       37,126,000       43,087,000
                                                                                     ------------     ------------

         Total shareholders' equity ............................................       77,709,000       86,303,000

                                                                                     ------------     ------------
                                                                                     $211,021,000     $226,937,000
                                                                                     ============     ============

                AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                    THREE MONTHS ENDED NOVEMBER 30,
                                                                                     -----------------------------
                                                                                         1996             1997
                                                                                     ------------     ------------
Revenues:
   Net sales ...................................................................     $102,828,000     $119,384,000
   Other revenues ..............................................................        6,402,000        5,630,000
                                                                                     ------------     ------------

         Total revenues ........................................................      109,230,000      125,014,000
                                                                                     ------------     ------------
Costs and expenses:
   Cost of sales ...............................................................       79,072,000       87,666,000
   Selling, general and administrative .........................................       22,272,000       27,638,000
                                                                                     ------------     ------------

         Total costs and expenses ..............................................      101,344,000      115,304,000
                                                                                     ------------     ------------

         Operating income ......................................................        7,886,000        9,710,000
Interest expense ...............................................................       (1,397,000)      (1,738,000)
Other ..........................................................................           76,000           (8,000)
                                                                                     ------------     ------------

         Income before items shown below .......................................        6,565,000        7,964,000
Income tax expense .............................................................        2,668,000        3,350,000
                                                                                     ------------     ------------

         Income before items shown below .......................................        3,897,000        4,614,000
Earnings in affiliate ..........................................................           44,000          246,000
Minority interest in income of consolidated subsidiary .........................          (72,000)         (41,000)
                                                                                     ------------     ------------
         Net income ............................................................     $  3,869,000     $  4,819,000
                                                                                     ============     ============

Earnings Per Share - Primary and Fully Diluted .................................     $       0.22     $       0.27
                                                                                     ============     ============

                AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                                                     SIX MONTHS ENDED NOVEMBER 30,
                                                                                     -----------------------------
                                                                                         1996             1997
                                                                                     ------------     ------------
Revenues:
   Net sales ...................................................................     $178,609,000     $237,744,000
   Other revenues ..............................................................       13,116,000       12,002,000
                                                                                     ------------     ------------

         Total revenues ........................................................      191,725,000      249,746,000
                                                                                     ------------     ------------
Costs and expenses:
   Cost of sales ...............................................................      136,159,000      176,907,000
   Selling, general and administrative .........................................       41,599,000       53,650,000
   Acquisition costs ...........................................................             --          2,425,000
                                                                                     ------------     ------------

         Total costs and expenses ..............................................      177,758,000      232,982,000
                                                                                     ------------     ------------

         Operating income ......................................................       13,967,000       16,764,000
Interest expense ...............................................................       (2,260,000)      (3,632,000)
Other ..........................................................................          180,000           (7,000)
                                                                                     ------------     ------------

         Income before items shown below .......................................       11,887,000       13,125,000
Income tax expense .............................................................        4,758,000        6,250,000
                                                                                     ------------     ------------

         Income before items shown below .......................................        7,129,000        6,875,000
Earnings in affiliate ..........................................................           66,000          486,000
Minority interest in income of consolidated subsidiary .........................         (172,000)         (88,000)
                                                                                     ------------     ------------

         Net income before extraordinary item ..................................        7,023,000        7,273,000
Extraordinary loss from early extinguishment of debt (net of
   income tax benefit of $423,000) .............................................             --           (634,000)
                                                                                     ------------     ------------
         Net income ............................................................     $  7,023,000     $  6,639,000
                                                                                     ============     ============

Earnings Per Share - Primary and Fully Diluted:
     Net income before extraordinary loss ......................................     $       0.40     $       0.41
     Extraordinary loss, net of income tax benefit .............................             --              (0.04)
                                                                                     ------------     ------------
         Net income ............................................................     $       0.40     $       0.37
                                                                                     ============     ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     SIX MONTHS ENDED NOVEMBER 30,
                                                                                     -----------------------------
                                                                                         1996             1997
                                                                                     ------------     ------------
Cash flows from operating activities:
   Net income ..................................................................     $  7,023,000     $  6,639,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Net loss of Brilliant .....................................................             --           (678,000)
     Depreciation and amortization .............................................        1,623,000        2,617,000
     Earnings in affiliate .....................................................          (66,000)        (486,000)
     Minority interest in income of consolidated subsidiary ....................          172,000           88,000
     Compensation expense on sale of common stock ..............................           23,000             --
     Deferred taxes ............................................................         (145,000)         448,000
     Change in assets and liabilities, net of acquisitions:
       Increase in accounts receivable .........................................       (3,453,000)      (6,104,000)
       Increase in inventories .................................................       (9,687,000)        (210,000)
       Decrease in prepaid expenses and other current assets ...................        1,514,000          764,000
       Increase in other assets ................................................       (1,571,000)        (787,000)
       Increase (decrease) in accounts payable .................................        2,030,000         (816,000)
       Increase (decrease) in accrued expenses .................................         (968,000)       2,304,000
       Increase in other liabilities ...........................................        1,312,000             --
                                                                                     ------------     ------------
              Net cash provided by (used in) operating activities ..............       (2,193,000)       3,779,000
                                                                                     ------------     ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment ..................................      (10,196,000)      (3,595,000)
   Payment for purchase of acquisitions, net of cash acquired ..................       (2,955,000)        (683,000)
                                                                                     ------------     ------------
              Net cash used in investing activities ............................      (13,151,000)      (4,278,000)
                                                                                     ------------     ------------

Cash flows from financing activities:
   Borrowings under floor plan payable .........................................       77,497,000       78,910,000
   Repayment of floor plan payable .............................................      (67,735,000)     (82,290,000)
   Participations in floor plan payable ........................................        9,448,000      (27,561,000)
   Principal payments on long-term debt ........................................      (19,343,000)     (33,275,000)
   Borrowings under long-term debt .............................................       17,793,000       61,000,000
   Exercise of stock options ...................................................           87,000          633,000
   Other .......................................................................          (64,000)            --
                                                                                     ------------     ------------
              Net cash provided by (used in) financing activities ..............       17,683,000       (2,583,000)
                                                                                     ------------     ------------

Net increase (decrease) in cash and cash equivalents ...........................        2,339,000       (3,082,000)
Cash and cash equivalents, beginning of period .................................       33,149,000       43,348,000
                                                                                     ------------     ------------
Cash and cash equivalents, end of period .......................................     $ 35,488,000     $ 40,266,000
                                                                                     ============     ============

Supplemental disclosures of cash flow information:
   Cash paid for interest ......................................................     $  2,625,000     $  3,624,000
   Cash paid for income taxes ..................................................        3,869,000        5,100,000
                                                                                     ============     ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On June 10, 1997, the Company completed the acquisition of Brilliant Holding Corporation ("Brilliant"). This transaction was accounted for as a pooling of interests; accordingly, the accompanying consolidated financial statements have been restated to include the results of Brilliant for all periods presented. Because of the seasonal nature of the Company's business, operating results for the three and six months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

BUSINESS COMBINATIONS

     On June 10, 1997, Brilliant was acquired by the Company, and 711,149 shares of the Company's common stock and options to purchase 38,852 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options to purchase Brilliant's common stock. This transaction was accounted for as a pooling of interests. Prior to the acquisition, Brilliant used a fiscal year ending on December 31. The financial statements for the three and six months ended November 30, 1997 combine each company's three and six months ended November 30, 1997. The restated financial statements for the three and six months ended November 30, 1996 combine the Company's financial statements for the three and six months ended November 30, 1996 with Brilliant's financial statements for the three and six months ended June 30, 1996. Due to the different fiscal year ends, retained earnings includes an adjustment to record Brilliant's net loss for the five months ended May 31, 1997, which will not be included in the restated financial statements for any fiscal period.

     A summary of Brilliant's results of operations for the five months ended May 31, 1997 follows:

                    Net sales ..............     $ 28,984,000
                    Total costs and expenses     $ 29,845,000
                    Net loss ...............     $   (678,000)
                                                 ============

     A reconciliation of revenues and net income of the combined entities as restated for the three and six months ended November 30, 1996 follows:

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                NOVEMBER 30, 1996        NOVEMBER 30, 1996
                                                 ---------------          ---------------
         Revenues:
            American Homestar .........          $    89,306,000          $   156,012,000
            Brilliant .................               19,924,000               35,713,000
                                                 ===============          ===============
               Combined ...............          $   109,230,000          $   191,725,000
                                                 ===============          ===============

         Net income:
            American Homestar .........          $     3,585,000          $     6,603,000
            Brilliant .................                  284,000                  420,000
                                                 ===============          ===============
               Combined ...............          $     3,869,000          $     7,023,000
                                                 ===============          ===============

     Adjustments to conform Brilliant's method of accounting for inventory and accrued warranty costs with that of the Company reduced pro forma net income for the three and six months ended November 30, 1996 by $126,000 and $219,000, respectively.

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

                    Current assets ...............          $ 7,994,000
                    Other assets .................              282,000
                    Goodwill .....................            3,571,000
                    Floor plan payable ...........           (6,691,000)
                    Accounts payable .............             (442,000)
                    Accrued liabilities ..........             (214,000)
                                                            -----------
                                                            $ 4,500,000
                                                            ===========

                    Consideration:
                       Cash ......................          $ 1,000,000
                       Note payable ..............            1,500,000
                       Common stock ..............            2,000,000
                                                            -----------
                                                            $ 4,500,000
                                                            ===========

REPURCHASE AGREEMENTS

     The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At November 30, 1997, the Company's contingent repurchase liability was approximately $61.5 million.

INVENTORIES

     A summary of inventories follows:

                                                                                        MAY 31,       NOVEMBER 30,
                                                                                         1997             1997
                                                                                     ------------     ------------
Manufactured homes:
  New ..........................................................................     $ 41,767,000     $ 47,861,000
  Used .........................................................................        4,715,000        6,012,000
Furniture and supplies .........................................................        3,374,000        2,056,000
Raw materials and work-in-process ..............................................        8,353,000        8,729,000
                                                                                     ------------     ------------
                                                                                     $ 58,209,000     $ 64,658,000
                                                                                     ============     ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVESTMENT IN AFFILIATE

     Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the three and six months ended November 30, 1996 and 1997 follows:

                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                       NOVEMBER 30,                     NOVEMBER 30,
                              -----------------------------     -----------------------------
                                  1996             1997             1996             1997
                              ------------     ------------     ------------     ------------
Total revenues ..........     $    671,000     $  2,318,000     $  1,097,000     $  4,321,000
Net income ..............     $     90,000     $    492,000     $    134,000     $    972,000
                              ============     ============     ============     ============

EARNINGS PER SHARE

     The consolidated financial statements, including all references to the number of shares of common stock and all per share information have been adjusted to reflect the issuance of 711,149 shares of common stock exchanged for all of the common stock of Brilliant and the stock splits effected on February 7, 1997 (5-for-4) and October 31, 1997 (3-for-2).

LONG-TERM DEBT

     The Company's loan agreement related to the 8.32% senior unsecured notes contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. At November 30, 1997, the Company was in compliance with all such restrictions.

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

     The recent acquisitions of Heartland Homes, Inc. ("Heartland") and Guerdon Homes, Inc. ("Guerdon") in September 1996 and the acquisition of Brilliant Homes in June 1997 will have the effect of adding significant revenues to the Company with little, if any, immediate benefits of vertical integration. Those benefits should reflect gradually, over time, as the Company executes its vertical integration strategy in the new regional markets which these acquisitions encompass.

RESULTS OF OPERATIONS

     The following table summarizes certain key sales statistics for the three and six months ended November 30, 1996 and 1997:

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            NOVEMBER 30,                NOVEMBER 30,
                                                       ----------------------      ----------------------
                                                         1996          1997          1996          1997
                                                       --------      --------      --------      --------
Company-manufactured new homes sold at
    retail (1) ...................................          777         1,000         1,546         2,048
Total new homes sold at retail ...................        1,112         1,182         2,265         2,482
Internalization rate (2) .........................           70%           85%           68%           83%
Previously-owned homes sold at retail ............          327           370           647           767
Average retail selling price--new homes ..........     $ 46,618      $ 49,664      $ 45,382      $ 48,046
Average number of new homes sold per retail
   sales center ..................................           24            16            49            36
Number of retail sales centers at end of period ..           48            75            48            75
Manufacturing shipments (1) ......................        2,472         2,629         4,076         5,245
Manufacturing shipments to independent
   dealers (1) ...................................        1,546         1,555         2,322         3,086

(1) Operating data for the three and six months ended November 30, 1996 have been restated to include the effects of the Brilliant acquisition.

(2) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           NOVEMBER 30,                 NOVEMBER 30,
                                                       ----------------------      ----------------------
                                                         1996          1997          1996          1997
                                                       --------      --------      --------      --------
Total revenues ...................................        100.0%        100.0%        100.0%        100.0%
Gross profit .....................................         27.6%         29.9%         29.0%         29.2%
Selling, general and administrative before
   acquisition costs .............................         20.4%         22.1%         21.7%         21.5%
Acquisition costs ................................           --            --            --           1.0%
Operating income .................................          7.2%          7.8%          7.3%          6.7%
Net income before extraordinary loss .............          3.6%          3.9%          3.7%          2.9%
Net income .......................................          3.6%          3.9%          3.7%          2.7%

Three months ended November 30, 1997 compared to three months ended November 30, 1996

     Net Sales. Net sales of manufactured homes were $119.4 million for the three months ended November 30, 1997, compared to $102.8 million for the three months ended November 30, 1996. The increase was primarily the result of a 8% increase in the number of new and previously-owned homes sold at retail as well as a 7% increase in the average selling price of new homes. A decline in the number of new homes sold per retail sales center from 24 in the second quarter of fiscal 1997 to 16 in the second quarter of fiscal 1998 was primarily attributable to two factors; (1) retail management changes necessitated by the restructuring of the Company's retail operations and (2) average new homes sold from the recently acquired operations of NC Homes being significantly lower than the average historically generated by the Company's retail locations in Texas and the surrounding states. The Company added six new retail sales centers during the second quarter of fiscal 1998.

     Other Revenues. Transportation revenues for the three months ended November 30, 1997 were $2.5 million, a decrease of 26% from $3.4 million for the three months ended November 30, 1996. This decrease was primarily due to increased competition among mobile home transporters, particularly in Texas and surrounding states. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $3.2 million for the three months ended November 30, 1997, compared to $3.1 million for the three months ended November 30, 1996. This increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations.

     Cost of Sales. Cost of manufactured homes sold were $85.6 million (71.7% of net sales) for the three months ended November 30, 1997, as compared to $76.3 million (74.2% of net sales) for the three months ended November 30, 1996. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was primarily the result of an increase in the internalization rate from 70% for the three months ended November 30, 1996 to 85% for the three months ended November 30, 1997 and improved gross margins in the Company's manufacturing and retail operations. Cost of sales attributable to transportation operations for the three months ended November 30, 1997 were $2.0 million (82.4% of transportation revenues), a decrease of 26% from $2.8 million (82.3% of transportation revenues) for the three months ended November 30, 1996. The decrease is consistent with the decrease in transportation activity from fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended November 30, 1997, were $27.6 million (22.1% of total revenues), as compared to $22.3 million (20.4% of total revenues) for the three months ended November 30, 1996. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 70% for the three months ended November 30, 1996 to 85% for the three months ended November 30, 1997 as well as new retail sales centers which had not yet reached normal operating efficiency. The increase was partially offset by a decrease in warranty costs.

     Interest Expense. Interest expense increased 24% to $1.7 million for the three months ended November 30, 1997, from $1.4 million for the three months ended November 30, 1996. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 8.32% senior unsecured notes totaling $61 million in July 1997, and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, minority interest, earnings in affiliate and extraordinary items, was 40.6% and 42.1% for the three months ended November 30, 1996 and 1997, respectively. The increase was primarily the result of nondeductible goodwill related to the acquisitions of Guerdon and NC Homes.

Six months ended November 30, 1997 compared to six months ended November 30,
1996

     Net Sales. Net sales of manufactured homes were $237.7 million for the six months ended November 30, 1997, compared to $178.6 million for the six months ended November 30, 1996. Sales from the Heartland and Guerdon manufacturing operations were $23.8 million and $56.2 million for the six months ended November 30, 1996 and 1997, respectively. Excluding the Heartland and Guerdon operations, net sales increased to $181.5 million for the six months ended November 30, 1997, compared to $154.8 million for the six months ended November 30, 1996. The increase was primarily the result of a 12% increase in the number of new and previously-owned homes sold at retail as well as a 6% increase in the average selling price of new homes. A decline in the number of new homes sold per retail sales center from 49 in the second quarter of fiscal 1997 to 36 in the second quarter of fiscal 1998 was primarily attributable to two factors; (1) retail management changes necessitated by the restructuring of the Company's retail operations and (2) average new homes sold from the recently acquired operations of NC Homes being significantly lower than the average historically generated by the Company's retail locations in Texas and the surrounding states. The Company added 21 new retail sales centers during the first six months of fiscal 1998, 12 of which were NC Homes retail sales centers.

     Other Revenues. Transportation revenues for the six months ended November 30, 1997 were $5.3 million, a decrease of 26% from $7.2 million for the six months ended November 30, 1996. This decrease was primarily due to increased competition among mobile home transporters, particularly in Texas and surrounding states. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $6.7 million for the six months ended November 30, 1997, compared to $5.9 million for the six months ended November 30, 1996. This increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations.

     Cost of Sales. Cost of manufactured homes sold were $172.5 million (72.6% of net sales) for the six months ended November 30, 1997, as compared to $130.2 million (72.9% of net sales) for the six months ended November 30, 1996. Cost of sales attributable to Heartland and Guerdon for the six months ended November
30. 1996 and 1997 were $20.6 million and $44.5 million, respectively. Excluding the Heartland and Guerdon operations, cost of sales increased to $128.0 million (70.5% of net sales) for the six months ended November 30, 1997, compared to $109.6 million (70.8% of net sales) for the six months ended November 30, 1996. The increase in cost of sales was primarily due to higher sales volume. The slight decrease in cost of sales, expressed as a percentage of sales, was primarily the result of an increase in the internalization rate from 68% for the six months ended November 30, 1996 to 83% for the six months ended November 30, 1997. Cost of sales attributable to transportation operations for the six months ended November 30, 1997 were $4.4 million (82.3% of transportation revenues), a decrease of 26% from $5.9 million (82.6% of transportation revenues) for the six months ended November 30, 1996. The decrease is consistent with the decrease in transportation activity from fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended November 30, 1997, were $53.7 million (21.5% of total revenues), as compared to $41.6 million (21.7% of total revenues) for the six months ended November 30, 1996. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. Selling, general and administrative expenses, expressed as a percentage of total revenues, for the six months ended November 30, 1997 was consistent with the prior period.

     Acquisition Costs. During the six months ended November 30, 1997, the Company incurred $2.4 million in costs related to the Brilliant acquisition. These acquisition related costs primarily consisted of transaction costs and severance and termination agreements with two former officers of Brilliant.

     Interest Expense. Interest expense increased 61% to $3.6 million for the six months ended November 30, 1997, from $2.3 million for the six months ended November 30, 1996. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 8.32% senior unsecured notes totaling $61 million in July 1997, and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, minority interest, earnings in affiliate and extraordinary items, was 40.0% and 47.6% for the six months ended

November 30, 1996 and 1997, respectively. The increase was primarily the result of nondeductible acquisition costs related to the Brilliant acquisition as well as nondeductible goodwill related to the acquisitions of Guerdon and NC Homes.

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

LIQUIDITY AND CAPITAL RESOURCES.

     Cash provided by operations was $3.8 million for the six months ended November 30, 1997. Net income before depreciation and amortization accounted for a significant portion of the cash provided by operating activities for the three months ended November 30, 1997. The increase of $2.3 million in accrued expenses from May 31, 1997 to November 30, 1997 was primarily attributable to the accrual of interest on the 8.32% senior unsecured notes, the payment of which is due semiannually in January and July. The increase in accounts receivable accounted for the majority of cash used in operations for the first six months of fiscal 1998. The May 31, 1997 balance sheet combines the Company's May 31, 1997 balance sheet with Brilliant's December 31, 1996 balance sheet. As is customary in the manufactured home industry, the Brilliant plants were shut down for one week in late December, which resulted in a reduction in sales as well as accounts receivable in December 1996.

     An important part of the Company's growth strategy is to expand the number of Company-owned retail sales centers and increase its manufacturing production. Management estimates that the capital required to open a new retail sales center is approximately $1.0 million to $1.25 million, primarily for inventory, leasehold and land improvements and working capital. Management currently plans to open 20 to 30 retail sales centers each year for the next two years. In addition, management expects to expend approximately $15 million on capital improvements to expand manufacturing capacity at six plants.

      The Company had capital expenditures of $3.6 million for the six months ended November 30, 1997. These expenditures were used primarily to fund new retail sales centers and expand manufacturing capacity. The Company paid $683,000, net of cash acquired, to purchase NC Homes and nine additional retail sales centers.

     At November 30, 1997, the Company had a $125 million floor plan credit facility with Ford Consumer Finance Company, Inc. ("Ford"), with an interest rate of prime less 0.50%. The facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at its retail sales centers. In order to satisfy greater working capital requirements and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $3.3 million during the first six months of fiscal 1998. At November 30, 1997, the Company had net borrowings of $22.0 million (gross borrowings of $70.0 million less participations of $48.0 million). The Company's participations in its floor plan credit facility earn interest at Ford's prime rate less 0.75%, and are immediately available to the Company in cash.

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

YEAR 2000

     The Company has considered the impact of Year 2000 issues on its computer systems and applications. A remediation plan has been developed and conversion activities are in process in conjunction with the current information systems upgrade and is expected to be completed and tested in 1998.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on October 2, 1997. The shareholders of the Company voted on and approved the following proposals:

     1.   The election of eight directors for terms expiring in 1998.
     2. The approval of Non-Qualified Option Agreements with the Company's Co-Chief Executive Officers.
     3. The ratification of the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants.

     The proposals were approved by the following votes (not adjusted to reflect the 3-for-2 stock split effected on October 31, 1997):

     1.   Election of Directors:

                    NAME                                  FOR          WITHHELD
                    ------------------------------     ----------     ----------
                    Finis F. Teeter ..............     10,154,799         37,975
                    Laurence A. Dawson, Jr........     10,155,612         37,319
                    Craig A. Reynolds ............     10,154,799         38,132
                    Jackie H. Holland ............     10,154,699         38,232
                    Charles N. Carney, Jr.........     10,153,893         39,038
                    James J. Fallon ..............     10,154,799         38,132
                    William O. Hunt ..............     10,154,888         38,043
                    Jack McDonald ................     10,154,888         38,043

     2.   Approval of Non-Qualified Option Agreements:

                       FOR               AGAINST              ABSTAIN
                 -----------------   -----------------    ----------------
                     9,636,668           258,029              271,054

     3. The ratification of the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants:

                       FOR               AGAINST              ABSTAIN
                 -----------------   -----------------    ----------------
                    10,156,027             6,237               30,487

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
                                  EXHIBIT INDEX

                                                                          EXHIBIT            REPORT WITH WHICH
DESCRIPTION                                                                 NO.              EXHIBIT WAS FILED
-----------                                                              ----------    ------------------------------
Restated Articles of Incorporation of American Homestar Corporation.        3.1        S-1 Registration Statement
                                                                                       No. 33-78630
Amended and Restated Bylaws of American Homestar Corporation.               3.2        S-1 Registration Statement
                                                                                       No. 33-78630
Specimen Common Stock Certificate.                                          4.1        S-1 Registration Statement
                                                                                       No. 33-78630
Statement Re Computation of Per Share Earnings                             11
None                                                                       15
None                                                                       18
None                                                                       19
None                                                                       22
None                                                                       24
Financial Data Schedules                                                   27          Filed herewith
None                                                                       99

(b) REPORTS ON FORM 8-K - The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN HOMESTAR CORPORATION

     Date:  January 14, 1998           By: /s/ Craig A. Reynolds
                                           ---------------------
                                           Craig A. Reynolds
                                           Executive Vice President, Chief
                                             Financial Officer, Secretary and
                                             Director (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX

                                                                          EXHIBIT            REPORT WITH WHICH
DESCRIPTION                                                                 NO.              EXHIBIT WAS FILED
-----------                                                              ----------    ------------------------------
Restated Articles of Incorporation of American Homestar Corporation.        3.1        S-1 Registration Statement
                                                                                       No. 33-78630
Amended and Restated Bylaws of American Homestar Corporation.               3.2        S-1 Registration Statement
                                                                                       No. 33-78630
Specimen Common Stock Certificate.                                          4.1        S-1 Registration Statement
                                                                                       No. 33-78630
Statement Re Computation of Per Share Earnings                             11
None                                                                       15
None                                                                       18
None                                                                       19
None                                                                       22
None                                                                       24
Financial Data Schedules                                                   27          Filed herewith
None                                                                       99