Form 10-Q
period 1998-02-28
AMERICAN HOMESTAR CORP
filed 1998-04-13
CIK 922812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended February 28, 1998
                                       or

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

Number of shares outstanding of each of the issuer's classes of common stock, as of April 2, 1998.

         Common Stock, Par Value $.05 Per Share           17,270,820

                         PART I - FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - May 31, 1997 and February 28, 1998.......................     2
           Consolidated Statements of Operations - three months ended
              February 28, 1997 and 1998..........................................................     3
           Consolidated Statements of Operations - nine months ended
              February 28, 1997 and 1998..........................................................     4
           Consolidated Statements of Cash Flows - nine months ended
              February 28, 1997 and 1998..........................................................     5
           Notes to Consolidated Financial Statements.............................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................    10

Item 3.    Legal Proceedings......................................................................    15


                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders....................................    16

Item 6.    Exhibits and Reports on Form 8-K.......................................................    17

                         PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                  MAY 31,        FEBRUARY 28,
                                                                                   1997              1998
                                                                               -------------     ------------
                               ASSETS
Current assets:
   Cash .................................................................      $ 17,209,000      $ 19,989,000
   Cash in transit from financial institutions ..........................        26,139,000        28,543,000
                                                                               ------------      ------------

         Total cash and cash equivalents ................................        43,348,000        48,532,000
   Inventories ..........................................................        58,209,000        67,605,000
   Accounts receivable ..................................................        13,807,000        22,211,000
   Deferred tax asset ...................................................         4,604,000         4,192,000
   Prepaid expenses and other current assets ............................         7,267,000         8,341,000
                                                                               ------------      ------------

         Total current assets ...........................................       127,235,000       150,881,000
Property, plant and equipment, net ......................................        47,581,000        52,594,000
Goodwill ................................................................        30,280,000        36,110,000
Investment in affiliate .................................................         3,675,000         3,390,000
Other assets ............................................................         2,250,000         3,152,000
                                                                               ============      ============

                                                                               $211,021,000      $246,127,000
                                                                               ============      ============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan payable, net of participations ............................      $ 46,282,000      $ 30,888,000
   Accounts payable .....................................................        21,474,000        22,923,000
   Accrued expenses .....................................................        22,703,000        28,446,000
   Accrued warranty costs ...............................................         6,356,000         6,315,000
   Notes payable and capital leases .....................................         6,160,000         1,167,000
                                                                               ------------      ------------

         Total current liabilities ......................................       102,975,000        89,739,000
Notes payable and capital leases, less current installments .............        29,136,000        63,231,000
Deferred tax liability ..................................................           235,000           199,000
Minority interest in consolidated subsidiary ............................           966,000         1,082,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; no
     shares issued ......................................................              --                --
   Common stock, $0.05 par value; authorized 20,000,000 shares;
     issued and outstanding 16,945,827 and 17,270,820 shares at
     May 31, 1997 and February 28, 1998, respectively ...................           848,000           863,000
   Additional paid-in capital ...........................................        39,735,000        43,445,000
   Retained earnings ....................................................        37,126,000        47,568,000
                                                                               ------------      ------------

         Total shareholders' equity .....................................        77,709,000        91,876,000

                                                                               ============      ============
                                                                               $211,021,000      $246,127,000
                                                                               ============      ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             THREE MONTHS ENDED FEBRUARY 28,
                                                            ---------------------------------
                                                                1997                1998
                                                            -------------       -------------
Revenues:
   Net sales .........................................      $  95,734,000       $ 107,103,000
   Other revenues ....................................          5,838,000          10,216,000
                                                            -------------       -------------

         Total revenues ..............................        101,572,000         117,319,000
                                                            -------------       -------------
Costs and expenses:
   Cost of sales .....................................         72,999,000          76,675,000
   Selling, general and administrative ...............         21,212,000          31,416,000
                                                            -------------       -------------

         Total costs and expenses ....................         94,211,000         108,091,000
                                                            -------------       -------------

         Operating income ............................          7,361,000           9,228,000
Interest expense .....................................         (1,738,000)         (1,869,000)
Other ................................................             71,000             (21,000)
                                                            -------------       -------------

         Income before items shown below .............          5,694,000           7,338,000
Income tax expense ...................................          2,284,000           3,017,000
                                                            -------------       -------------

         Income before items shown below .............          3,410,000           4,321,000
Earnings in affiliate ................................             46,000             198,000
Minority interest in income of consolidated subsidiary            (35,000)            (39,000)
                                                            -------------       -------------

         Net income ..................................      $   3,421,000       $   4,480,000
                                                            =============       =============

Earnings Per Share - Basic ...........................      $        0.20       $        0.26
                                                            =============       =============
Earnings Per Share - Diluted .........................      $        0.19       $        0.25
                                                            =============       =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                                    NINE MONTHS ENDED FEBRUARY 28,
                                                                  ---------------------------------
                                                                       1997               1998
                                                                  -------------       -------------
Revenues:
   Net sales ...............................................      $ 274,343,000       $ 344,847,000
   Other revenues ..........................................         18,954,000          22,219,000
                                                                  -------------       -------------

         Total revenues ....................................        293,297,000         367,066,000
                                                                  -------------       -------------
Costs and expenses:
   Cost of sales ...........................................        209,158,000         253,581,000
   Selling, general and administrative .....................         62,811,000          85,066,000
   Acquisition costs .......................................               --             2,425,000
                                                                  -------------       -------------

         Total costs and expenses ..........................        271,969,000         341,074,000
                                                                  -------------       -------------

         Operating income ..................................         21,328,000          25,994,000
Interest expense ...........................................         (3,998,000)         (5,501,000)
Other ......................................................            251,000             (29,000)
                                                                  -------------       -------------

         Income before items shown below ...................         17,581,000          20,464,000
Income tax expense .........................................          7,042,000           9,267,000
                                                                  -------------       -------------

         Income before items shown below ...................         10,539,000          11,197,000
Earnings in affiliate ......................................            112,000             684,000
Minority interest in income of consolidated subsidiary .....           (207,000)           (127,000)
                                                                  -------------       -------------

         Income before extraordinary item ..................         10,444,000          11,754,000
Extraordinary loss from early extinguishment of debt (net of
   income tax benefit of $423,000) .........................               --              (634,000)
                                                                  =============       =============

         Net income ........................................      $  10,444,000       $  11,120,000
                                                                  =============       =============

Earnings Per Share - Basic:
     Income before extraordinary item ......................      $        0.62       $        0.69
     Extraordinary loss, net of income tax benefit .........               --                 (0.04)
                                                                  =============       =============
         Net income ........................................      $        0.62       $        0.65
                                                                  =============       =============

Earnings Per Share - Diluted:
     Income before extraordinary item ......................      $        0.60       $        0.66
     Extraordinary loss, net of income tax benefit .........               --                 (0.04)
                                                                  =============       =============
         Net income ........................................      $        0.60       $        0.62
                                                                  =============       =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                          NINE MONTHS ENDED FEBRUARY 28,
                                                                         ---------------------------------
                                                                              1997                1998
                                                                         -------------       -------------
Cash flows from operating activities:
   Net income .....................................................      $  10,444,000       $  11,120,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Net loss of Brilliant ........................................               --              (678,000)
     Depreciation and amortization ................................          2,743,000           3,983,000
     Earnings in affiliate ........................................           (112,000)           (684,000)
     Minority interest in income of consolidated subsidiary .......            207,000             127,000
     Compensation expense on sale of common stock .................             23,000                --
     Deferred taxes ...............................................             52,000             375,000
     Change in assets and liabilities, net of acquisitions:
       Increase in accounts receivable ............................         (5,852,000)         (8,112,000)
       Increase in inventories ....................................         (8,827,000)         (1,185,000)
       Decrease (increase) in prepaid expenses and other current
         assets..................................................              888,000          (1,016,000)
       Increase (decrease) in other assets ........................         (1,733,000)            150,000
       Increase in accounts payable ...............................          1,304,000           1,007,000
       (Decrease) increase in accrued expenses ....................         (2,526,000)          5,367,000
       Increase in other liabilities ..............................          1,962,000                --
                                                                         -------------       -------------
              Net cash (used in) provided by operating activities .         (1,427,000)         10,454,000
                                                                         -------------       -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment .....................        (10,217,000)         (7,248,000)
   Payment for acquisitions, net of cash acquired .................         (4,164,000)         (1,987,000)
                                                                         -------------       -------------
              Net cash used in investing activities ...............        (14,381,000)         (9,235,000)
                                                                         -------------       -------------

Cash flows from financing activities:
   Borrowings under floor plan payable ............................        107,977,000         114,656,000
   Repayment of floor plan payable ................................        (97,908,000)       (115,099,000)
   Participations in floor plan payable ...........................          9,059,000         (23,623,000)
   Principal payments on long-term debt ...........................        (20,233,000)        (33,720,000)
   Borrowings under long-term debt ................................         20,309,000          61,000,000
   Exercise of stock options ......................................            112,000             762,000
   Other ..........................................................            (64,000)            (11,000)
                                                                         -------------       -------------
              Net cash provided by financing activities ...........         19,252,000           3,976,000
                                                                         -------------       -------------

Net increase in cash and cash equivalents .........................          3,444,000           5,184,000
Cash and cash equivalents, beginning of period ....................         33,149,000          43,348,000
                                                                         -------------       -------------
Cash and cash equivalents, end of period ..........................      $  36,593,000       $  48,532,000
                                                                         =============       =============

Supplemental disclosures of cash flow information:
   Cash paid for interest .........................................      $   4,081,000       $   5,143,000
   Cash paid for income taxes .....................................          6,101,000           7,300,000
                                                                         =============       =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On June 10, 1997, the Company completed the acquisition of Brilliant Holding Corporation ("Brilliant"). This transaction was accounted for as a pooling of interests; accordingly, the accompanying consolidated financial statements have been restated to include the results of Brilliant for all periods presented. Because of the seasonal nature of the Company's business, operating results for the three and nine months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

BUSINESS COMBINATIONS

     On June 10, 1997, Brilliant was acquired by the Company, and 711,149 shares of the Company's common stock and options to purchase 38,852 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options. This transaction was accounted for as a pooling of interests. Prior to the acquisition, Brilliant used a fiscal year ending on December 31. The financial statements for the three and nine months ended February 28, 1998 combine each company's three and nine months ended February 28 1998. The restated financial statements for the three and nine months ended February 28, 1997 combine the Company's financial statements for the three and nine months ended February 28, 1997 with Brilliant's financial statements for the three and nine months ended September 30, 1996. Due to the different fiscal year ends, retained earnings includes an adjustment to record Brilliant's net loss for the five months ended May 31, 1997, which will not be included in the restated financial statements for any fiscal period.

     A summary of Brilliant's results of operations for the five months ended May 31, 1997 follows:


       Net sales...........................      $    28,984,000
       Total costs and expenses............      $    29,845,000
       Net loss............................      $      (678,000)
                                                 ===============

     A reconciliation of revenues and net income of the combined entities as restated for the three and nine months ended February 28, 1997 follows:


                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                    FEBRUARY 28, 1997    FEBRUARY 28, 1997
                                   ------------------   ------------------
Revenues:
   American Homestar ..........       $ 84,389,000         $240,401,000
   Brilliant ..................         17,183,000           52,896,000
                                      ------------         ------------
      Combined ................       $101,572,000         $293,297,000
                                      ============         ============

Net income:
   American Homestar ..........       $  3,110,000        $  9,713,000
   Brilliant ..................            311,000             731,000
                                      ------------         ------------
      Combined ................       $  3,421,000        $ 10,444,000
                                      ============        ============

     Adjustments to conform Brilliant's method of accounting for inventory and accrued warranty costs with that of the Company reduced net income for the three and nine months ended February 28, 1997 by $66,000 and $285,000, respectively.

     On June 16, 1997, the Company completed the acquisition of N.C. Mobile Home Corporation (NC Homes), which operates 11 retail centers in North Carolina and one in Virginia. The results of the acquired operations of NC Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $3.6 million has been recorded as goodwill and is being amortized over 25 years. The fair value of assets acquired and liabilities assumed is summarized as follows:


          Current assets .............  $ 7,994,000
          Other assets ...............      282,000
          Goodwill ...................    3,571,000
          Floor plan payable..........   (6,691,000)
          Accounts payable ...........     (442,000)
          Accrued liabilities ........     (214,000)
                                        -----------
                                        $ 4,500,000
                                        ===========

          Consideration:
          Cash .......................  $ 1,000,000
          Note payable ...............    1,500,000
            Common stock .............    2,000,000
                                        -----------
                                        $ 4,500,000
                                        ===========


     On January 6, 1998, the Company completed the acquisition of Davis Homes, Inc. which operates 5 retail centers in Alabama. The results of the acquired operations of Davis Homes, Inc. have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $2.1 million has been recorded as goodwill and is being amortized over 25 years. The allocation of the purchase price, in certain instances, is based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:


            Current assets......................      $  2,187,000
            Other assets........................           518,000
            Goodwill............................         2,075,000
            Floor plan payable..................        (1,976,000)
            Accrued liabilities.................          (121,000)
                                                      ------------
                                                      $  2,683,000
                                                      ============

            Consideration:
               Cash.............................      $  1,472,000
               Note payable.....................           247,000
               Common stock.....................           964,000
                                                      ------------
                                                      $  2,683,000
                                                      ============

REPURCHASE AGREEMENTS

     The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At February 28, 1998, the Company's contingent repurchase liability was approximately $64.6 million.

INVENTORIES

     A summary of inventories follows:


                                                                         MAY 31,           FEBRUARY 28,
                                                                          1997                 1998
                                                                   ------------------    ----------------
    Manufactured homes:
      New.........................................................   $    41,767,000      $    51,286,000
      Used........................................................         4,715,000            5,409,000
    Furniture and supplies........................................         3,374,000            2,313,000
    Raw materials and work-in-process.............................         8,353,000            8,597,000
                                                                     ---------------      ---------------
                                                                     $    58,209,000      $    67,605,000
                                                                     ===============      ===============


INVESTMENT IN AFFILIATE

     Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the three and nine months ended February 28, 1997 and 1998 follows:


                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 FEBRUARY 28,                            FEBRUARY 28,
                                       --------------------------------       --------------------------------
                                           1997               1998                1997               1998
                                       -------------      -------------       -------------      -------------
        Total revenues..............   $     973,000      $   1,477,000       $   2,070,000      $   5,798,000
        Net income..................   $      92,000      $     396,000       $     225,000      $   1,368,000
                                       =============      =============       =============      =============

EARNINGS PER SHARE

     The consolidated financial statements, including all references to the number of shares of common stock and all per share information have been adjusted to reflect the issuance of 711,149 shares of common stock exchanged for all of the common stock of Brilliant and the stock splits effected on February 7, 1997 (5-for-4) and October 31, 1997 (3-for-2).

     Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128") which specifies the standards for computing and presenting basic and diluted earnings per share ("EPS"). EPS amounts for prior periods have been retroactively adjusted to conform with SFAS No. 128.

                                              Three Months Ended February 28,
                                              -------------------------------
                                                   1997             1998
                                              -------------    --------------
Weighed average number of common shares
  outstanding..........................         16,873,990        17,231,582
Dilutive effect of stock option........            676,763           893,734
                                               -----------       -----------
Weighted average number of common and
  common equivalent shares outstanding.         17,550,753        18,125,316
                                               ===========       ===========
Net income.............................        $ 3,421,000       $ 4,480,000
                                               ===========       ===========
Earnings per common share-basic........        $      0.20       $      0.26
                                               ===========       ===========
Earnings per common share-diluted......        $      0.19       $      0.25
                                               ===========       ===========

                                               Nine Months Ended February 28,
                                              -------------------------------
                                                   1997             1998
                                              -------------    --------------
Weighed average number of common shares
  outstanding..........................         16,892,612        17,171,427
Dilutive effect of stock option........            652,463           861,849
                                               -----------       -----------
Weighted average number of common and
  common equivalent shares outstanding.         17,545,075        18,033,276
                                               ===========       ===========
Net income.............................        $10,444,000       $11,120,000
                                               ===========       ===========
Earnings per common share-basic........        $      0.62       $      0.65
                                               ===========       ===========
Earnings per common share-diluted......        $      0.60       $      0.62
                                               ===========       ===========

LONG-TERM DEBT

     The Company's loan agreement related to the 8.32% senior unsecured notes contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. At February 28, 1998, the Company was in compliance with all such requirements.

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

RESULTS OF OPERATIONS

     The following table summarizes certain key sales statistics for the three and nine months ended February 28, 1997 and 1998:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            FEBRUARY 28,               FEBRUARY 28,
                                                     -------------------------   ------------------------
                                                          1997        1998            1997       1998
                                                     ------------  -----------   -----------   ----------
Company-manufactured new homes sold at
    retail (1) .................................          757         1,005         2,303         3,053
Total new homes sold at retail .................        1,012         1,161         3,277         3,643
Internalization rate (2) .......................           75%           87%           70%           84%
Previously-owned homes sold at retail ..........          328           414           975         1,181
Average retail selling price--new homes ........      $45,794       $49,453       $45,509       $48,522
Average  number  of new  homes  sold per  retail
   sales center ................................           21            15            70            51
Number of retail sales centers at end of period            48            80            48            80
Manufacturing shipments (1) ....................        2,306         2,419         6,382         7,664
Manufacturing shipments to independent
   dealers (1) .................................        1,474         1,407         3,796         4,523

  (1) Operating data for the three and nine months ended February 28, 1997 have been restated to include the effects of the Brilliant acquisition.

  (2) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:


                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       FEBRUARY 28,                FEBRUARY 28,
                                                 ----------------------      ----------------------
                                                   1997          1998          1997          1998
                                                 --------      --------      --------      --------
Total revenues ...........................        100.0%        100.0%        100.0%        100.0%
Gross profit .............................         28.1%         34.6%         28.7%         30.9%
Selling, general and administrative before
   acquisition costs .....................         20.9%         26.8%         21.4%         23.2%
Acquisition costs ........................         --            --            --             0.7%
Operating income .........................          7.2%          7.9%          7.3%          7.1%
Income before extraordinary item .........          3.4%          3.8%          3.6%          3.2%
Net income ...............................          3.4%          3.8%          3.6%          3.0%

Three months ended February 28, 1998 compared to three months ended February 28, 1997

     Net Sales. Net sales of manufactured homes were $107.1 million for the three months ended February 28, 1998, compared to $95.7 million for the three months ended February 28, 1997. The increase was primarily the result of an 18% increase in the number of new and previously-owned homes sold at retail as well as an 8% increase in the average selling price of new homes. A decline in the number of new homes sold per retail sales center from 21 in the third quarter of fiscal 1997 to 15 in the third quarter of fiscal 1998 was primarily attributable to two factors; (1) retail management changes necessitated by the restructuring of the Company's retail operations and (2) average new homes sold from the recently acquired operations of NC Homes being significantly lower than the average historically generated by the Company's retail locations in Texas and the surrounding states. The Company added five new retail sales centers during the third quarter of fiscal 1998.

     Other Revenues. Transportation revenues for the three months ended February 28, 1998 were $2.1 million, a decrease of 21% from $2.7 million for the three months ended February 28, 1997. This decrease was primarily due to increased competition among mobile home transporters, particularly in Texas and surrounding states. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $8.1 million for the three months ended February 28, 1998, compared to $3.1 million for the three months ended February 28, 1997. Normal recurring revenues from insurance operations increased to $1.7 million for the three months ended February 28, 1998, compared to $1.5 million for the three months ended February 28, 1997. Other revenues also included $4.7 million in earned physical damage insurance premiums which for the first time were ceded to the Company's insurance subsidiary under a new reinsurance contract. This arrangement will result in similar annual third quarter revenue increases as each future insurance year closes.

     Cost of Sales. Cost of manufactured homes sold were $74.9 million (69.9% of net sales) for the three months ended February 28, 1998, as compared to $70.7 million (73.9% of net sales) for the three months ended February 28, 1997. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was primarily the result of an increase in the internalization rate from 75% for the three months ended February 28, 1997 to 87% for the three months ended February 28, 1998 and improved gross margins in the Company's manufacturing operations. Cost of sales attributable to transportation operations for the three months ended February 28, 1998 were $1.8 million (82.2% of transportation revenues), a decrease of 23% from $2.3 million (83.8% of transportation revenues) for the three months ended February 28, 1997. The decrease is consistent with the decrease in transportation activity from fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 1998, were $31.4 million (26.8% of total revenues), as compared to $21.2 million (20.9% of total revenues) for the three months ended February 28, 1997. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. Selling, general and administration expenses also included $4.4 million in claims and expenses related to the $4.7 million earned premiums under the new reinsurance contract (see other revenues). The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 75% for the three months ended February 28, 1997 to 87% for the three months ended February 28, 1998 as well as new retail sales centers which had not yet reached normal operating efficiency. The increase was partially offset by a decrease in warranty costs.

     Interest Expense. Interest expense increased 8% to $1.9 million for the three months ended February 28, 1998, from $1.7 million for the three months ended February 28, 1997. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 8.32% senior unsecured notes totaling $61 million in July 1997, and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, minority interest and earnings in affiliate, was 40.1% and 41.1% for the three months ended February 28, 1997 and 1998, respectively. The increase in the effective tax rate was primarily the result of nondeductible goodwill related to the acquisitions of Guerdon and NC Homes.

Nine months ended February 28, 1998 compared to nine months ended February 28, 1997

     Net Sales. Net sales of manufactured homes were $344.8 million for the nine months ended February 28, 1998, compared to $274.3 million for the nine months ended February 28, 1997. Sales from the Heartland and Guerdon manufacturing operations were $97.9 million and $49.2 million for the nine months ended February 28, 1998 and 1997, respectively. Excluding the Heartland and Guerdon operations, net sales increased to $247.0 million for the nine months ended February 28, 1998, compared to $225.1 million for the nine months ended February 28, 1997. The increase was primarily the result of a 14% increase in the number of new and previously-owned homes sold at retail as well as a 7% increase in the average selling price of new homes. A decline in the number of new homes sold per retail sales center from 70 in the first nine months of fiscal 1997 to 51 in the first nine months of fiscal 1998 was primarily attributable to two factors;
(1) retail management changes necessitated by the restructuring of the Company's retail operations and (2) average new homes sold from the recently acquired operations of NC Homes being significantly lower than the average historically generated by the Company's retail locations in Texas and the surrounding states. The Company added 26 new retail sales centers during the first nine months of fiscal 1998, 12 of which were NC Homes retail sales centers.

     Other Revenues. Transportation revenues for the nine months ended February 28, 1998 were $7.5 million, a decrease of 25% from $9.9 million for the nine months ended February 28, 1997. This decrease was primarily due to increased competition among mobile home transporters, particularly in Texas and surrounding states. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $14.7 million for the nine months ended February 28, 1998, compared to $9.0 million for the nine months ended February 28, 1997. Normal recurring revenues from insurance operations increased to $4.6 million for the nine months ended February 28, 1998, compared to $3.9 million for the nine months ended February 28, 1997. Other revenues also included $4.7 million in earned physical damage insurance premiums which for the first time were ceded to the Company's insurance subsidiary under a new reinsurance contract. This arrangement will result in similar annual third quarter revenue increases as each future insurance year closes.

     Cost of Sales. Cost of manufactured homes sold were $247.4 million (71.7% of net sales) for the nine months ended February 28, 1998, as compared to $200.9 million (73.2% of net sales) for the nine months ended February 28, 1997. Cost of sales attributable to Heartland and Guerdon for the nine months ended February 28, 1998 and 1997 were $78.0 million and $42.0 million, respectively. Excluding the Heartland and Guerdon operations, cost of sales increased to $169.4 million (68.6% of net sales) for the nine months ended February 28, 1998, compared to $158.9 million (70.6% of net sales) for the nine months ended February 28, 1997. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was primarily the result of an increase in the internalization rate from 70% for the nine months ended February 28, 1997 to 84% for the nine months ended February 28, 1998. Cost of sales attributable to transportation operations for the nine months ended February 28, 1998 were $6.2 million (82.3% of transportation revenues), a decrease of 25% from $8.2 million (82.3% of transportation revenues) for the nine months ended February 28, 1997. The decrease is consistent with the decrease in transportation activity from fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended February 28, 1998, were $85.1 million (23.2% of total revenues), as compared to $62.8 million (21.4% of total revenues) for the nine months ended February 28, 1997. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. Selling, general and administrative expenses also included $4.4 million in claims and expenses related to the $4.7 million in earned premiums under the new reinsurance contract (see other revenues).

     Acquisition Costs. During the nine months ended February 28, 1998, the Company incurred $2.4 million in costs related to the Brilliant acquisition. These acquisition related costs primarily consisted of transaction costs and severance and termination agreements with two former officers of Brilliant.

     Interest Expense. Interest expense increased 38% to $5.5 million for the nine months ended February 28, 1998, from $4.0 million for the nine months ended February 28, 1997. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 8.32% senior unsecured notes totaling $61 million in July 1997, and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, minority interest, earnings in affiliate and extraordinary items, was 40.1% and 45.3% for the nine months ended February 28, 1997 and 1998, respectively. The increase was primarily the result of nondeductible acquisition costs related to the Brilliant acquisition as well as nondeductible goodwill related to the acquisitions of Guerdon and NC Homes.

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

LIQUIDITY AND CAPITAL RESOURCES.

     Cash provided by operations was $10.4 million for the nine months ended February 28, 1998. Net income before depreciation and amortization accounted for a significant portion of the cash provided by operating activities for the nine months ended February 28, 1998. The increase of $5.4 million in accrued expenses from May 31, 1997 to February 28, 1998 was primarily attributable to the accrual of interest on the 8.32% senior unsecured notes and the accrual of sales incentives and income taxes. The increase in accounts receivable accounted for the majority of cash used in operations for the first nine months of fiscal 1998.

     An important part of the Company's growth strategy is to expand the number of Company-owned retail sales centers and increase its manufacturing production. Management estimates that the capital required to open a new retail sales center is approximately $1.0 million to $1.25 million, primarily for inventory, leasehold and land improvements and working capital. Management currently plans to open 30 to 40 retail sales centers each year for the next two years. In addition, management expects to expend approximately $15 million on capital improvements to expand manufacturing capacity at six plants.

      The Company had capital expenditures of $7.2 million for the nine months ended February 28, 1998. These expenditures were used primarily to fund new retail sales centers and expand manufacturing capacity. The Company paid $1,987,000, net of cash acquired, to purchase NC Homes, Davis Homes and nine additional retail sales centers.

     At February 28, 1998, the Company had a $125 million floor plan credit facility with Ford Consumer Finance Company, Inc. ("Ford"), with an interest rate of prime less 0.50%. The facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at its retail sales centers. In order to satisfy greater working capital requirements and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $8.2 million during the first nine months of fiscal 1998. At February 28, 1998, the Company had net borrowings of $30.9 million (gross borrowings of $75.0 million less participations of $44.1 million). The Company's participations in its floor plan credit facility earn interest at Ford's prime rate less 0.75%, and are immediately available to the Company in cash.

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

     Management believes that the proceeds from the Senior Notes, when coupled with the Company's increased floor plan credit facility and cash provided from operations, will be sufficient to satisfy internal working capital and capital expenditure requirements over the next two years.

YEAR 2000

     The Company recognizes that it must ensure that its products and its operations will not be adversely impacted by Year 2000 software failures which can arise in time-sensitive software applications which utilize two digits rather than four to define the applicable year. The Company has considered the impact of Year 2000 issues on its computer systems and applications. A remediation plan has been developed and conversion activities are in process in conjunction with the current information systems upgrade and are expected to be completed and tested in 1999.

     The Company does not have an overall estimate of the costs associated with the purchase and implementation of the information system upgrade. The costs of this software will be capitalized and amortized over the estimated useful life of the software, and costs associated with the preliminary project stage and post-implementation stage will be expensed as incurred. The Year 2000 component of this system can not be readily segregated from the total cost of the Company wide system implementation.

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

     The proposals were approved by the following votes (not adjusted to reflect the 3-for-2 stock split effected on October 31, 1997):

     1.   Election of Directors:


   NAME                                        FOR               WITHHELD
  ------------------                      --------------       -------------
  Finis F. Teeter.....................      10,154,799              37,975
  Laurence A. Dawson, Jr..............      10,155,612              37,319
  Craig A. Reynolds...................      10,154,799              38,132
  Jackie H. Holland...................      10,154,699              38,232
  Charles N. Carney, Jr...............      10,153,893              39,038
  James J. Fallon.....................      10,154,799              38,132
  William O. Hunt.....................      10,154,888              38,043
  Jack McDonald.......................      10,154,888              38,043

     2.   Approval of Non-Qualified Option Agreements:

                FOR               AGAINST          ABSTAIN
           ---------------    --------------    -------------
              9,636,668           258,029          271,054

     3. The ratification of the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants:

                FOR               AGAINST          ABSTAIN
           ---------------    --------------    -------------
              10,156,027           6,237           30,487

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
                                                                                       No. 33-78630
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

                                     AMERICAN HOMESTAR CORPORATION

     Date:  April 13, 1998           By:  /s/ Craig A. Reynolds
                                          -----------------------------------
                                          Craig A. Reynolds
                                          Executive Vice President,
                                          Chief Financial
                                              Officer, Secretary and Director
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX


(a)    Exhibits



   Exhibit                                                                                       Report With Which
     No.          Description                                                                    Exhibit was Filed
  ----------      ------------                                                             ------------------------------
     3.1          Restated Articles of Incorporation of American Homestar Corporation.     S-1 Registration Statement
                                                                                           No. 33-78630
     3.2          Amended and Restated Bylaws of American Homestar Corporation.            S-1 Registration Statement
                                                                                           No. 33-78630
     4.1          Specimen Common Stock Certificate.                                       S-1 Registration Statement
                                                                                           No. 33-78630
    11            None
    15            None
    18            None
    19            None
    22            None
    24            None
    27            Financial Data Schedules                                                 Filed herewith
    99            None