Form 10-K
period 1998-05-31
AMERICAN HOMESTAR CORP
filed 1998-08-28
CIK 922812

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended May 31, 1998

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                SECURITIES REGISTERED PURSUANT TO SECTION 12 (G):

          Title of each class                Name of each exchange on which
          -------------------                ------------------------------
     Common Stock, $0.05 par value         registered Nasdaq National Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant on August 7, 1998 (based on the last sale price on the Nasdaq National Market as of such date) was $218,961,624. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrants common stock are affiliates of the registrant.

As of August 7, 1998, the registrant had 17,523,751 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement with respect to the 1998 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this report.

===============================================================================

                                TABLE OF CONTENTS

                                     PART I

                                                                                                      PAGE
     Item 1.    Business...........................................................................    1
     Item 2.    Properties.........................................................................    9
     Item 3.    Legal Proceedings..................................................................    9
     Item 4.    Submission of Matters to a Vote of Security
Holders................................   19


                                     PART II

     Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters..............   11
     Item 6.    Selected Financial Data............................................................   12
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................   15
     Item 8.    Financial Statements and Supplementary Data........................................   20
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.........................................................................   20


                                    PART III

     Item 10.   Directors and Executive Officers of the Registrant.................................   20
     Item 11.   Executive Compensation.............................................................   20
     Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................   21
     Item 13.   Certain Relationships and Related Transactions.....................................   21


                                     PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................   22

                                     PART I


ITEM 1.  BUSINESS

GENERAL

     American Homestar Corporation ("American Homestar" or the "Company") is one of the fastest growing vertically integrated manufactured housing companies in the United States, with operations in manufacturing, retailing, financing and insurance. The Company currently operates 11 manufacturing facilities in seven states and sells homes through its dedicated distribution channels, which include 86 Company-owned retail sales centers and 41 franchised retail sales centers, and through more than 300 independent retail locations in 28 states. The Company's operations are strategically located in the Southwest, Southeast, Deep South, Rocky Mountain and Pacific Northwest regions of the United States, which represent many of the largest markets for manufactured housing. The Company provides financing to its retail customers through its affiliate, 21st Century Mortgage Corporation ("21st Century"), and also provides insurance products to its retail customers.

     The cornerstone of American Homestar's strategy is the vertical integration of its operations, which includes the combination of manufacturing, retailing, financing and insuring of its products. Vertical integration allows the Company to increase its profit margins on the manufacture and sale of its products, and provides the ability to realize additional sources of income from financing the sales of and insuring the Company's products. Management believes that vertical integration allows the Company to better control the quality, design, manufacture and distribution of its homes, more effectively plan its inventory requirements, better coordinate the servicing of its products and promptly respond to changes in retail demand. An important element of the Company's vertical integration strategy is to maximize the percentage of new homes sold through the Company's dedicated distribution channels that are manufactured by the Company. This percentage for Company-owned retail sales centers (the "internalization rate") has increased from 38% in fiscal 1994 to 84% in fiscal 1998.

     American Homestar has realized significant growth in its operations and profitability since its initial public offering in July 1994. Since that time, the Company has grown from three manufacturing facilities to 11, and from 25 Company-owned retail sales centers to 86. Revenues have increased from $119 million in fiscal 1994 to $514 million in fiscal 1998, representing a compounded annual growth rate ("CAGR") of 45%, while diluted earnings per share have increased from $0.45 to $0.98 during the same period, representing a CAGR of 22%. During the same period, shipments increased from 2,228 homes to 10,723 homes, representing a CAGR of 55%.

STRATEGY

     The Company's primary strategic objectives are to maintain high growth in profitability and to generate superior long-term returns by leveraging the benefits of vertical integration and increasing its market share. In order to achieve these objectives, the Company is pursuing the following initiatives:

o    EXPAND DEDICATED RETAIL DISTRIBUTION

     The Company intends to expand its dedicated distribution channels in order to increase its market share. The Company plans to open or acquire 30 to 40 retail sales centers in each of the next two years and to expand its franchise program through conversion of existing independent retail sales centers, joint ventures and construction of new retail sales centers. During fiscal 1998, the Company increased its Company-owned retail sales centers from 54 to 86, which included the acquisition of 25 retail sales centers. Since initiating its national, branded franchise program in 1997, the Company has entered into franchise agreements covering 41 retail sales centers. In addition to increasing market share by expanding the number of Company-owned and franchised retail sales centers, management believes that it can increase the sales volumes of these locations by continuing to implement the Company's successful merchandising, advertising and sales training programs. The Company is presently focusing its retail distribution growth in the Deep South, Southeast and Pacific Northwest where the Company has already established manufacturing capacity to support a larger dedicated distribution network.

o    INCREASE MANUFACTURING CAPACITY IN TANDEM WITH RETAIL EXPANSION


     Each American Homestar manufacturing facility has a focused product mission, producing homes targeted to a specific price range. This specialization maximizes production efficiency and improves the economies of scale derived from significant production volumes in a single facility. The Company clusters its manufacturing facilities within a region in order to supply a wide range of homes to each market that it serves. As the Company's dedicated retail distribution increases in existing markets, capacity in existing plants will be expanded in order to take advantage of manufacturing efficiencies and economies of scale and to provide the full product offering of American Homestar to its retail sales centers and franchisees. The Company also intends to expand its manufacturing capacity as overall demand increases for its products and as strategic acquisition opportunities arise.

o    GROW FINANCING OPERATIONS

     American Homestar believes that the ability to offer retail financing through 21st Century is an important element of its growth strategy and vertical integration plan. By financing a significant portion of the homes sold through the Company's retail sales centers, 21st Century provides additional, recurring income from home sales. Furthermore, management believes that 21st Century provides the Company with a more reliable and responsive source of financing for customers purchasing homes through its dedicated distribution channels. The Company's insurance products also represent an opportunity for additional sources of recurring income from home sales.

o    PURSUE STRATEGIC ACQUISITIONS

     American Homestar has grown significantly through both internal expansion and strategic acquisitions of manufacturing facilities and retail sales centers. Since its initial public offering in 1994, the Company has acquired eight manufacturing facilities and has added 60 Company-owned retail sales centers, 36 through acquisitions. These acquisitions have expanded the Company's operations into the Southeast, Deep South, Rocky Mountain and Pacific Northwest regions and allowed the Company to implement its vertical integration strategy in these new markets. Given that the manufactured housing industry remains highly fragmented, particularly in retailing, the Company believes there are opportunities to enter new regions and further strengthen its existing markets through strategic acquisitions. Management believes that acquisitions will provide the Company with further opportunity to continue to increase its market share and leverage the benefits it derives from vertical integration.

INDUSTRY

     A manufactured home is a single-family residence that is constructed in a controlled factory environment and transported to a home site. Total retail sales of new manufactured homes in the United States were approximately $14.5 billion in 1997. From 1991 through 1997, the manufactured housing industry experienced a significant increase in the number of homes sold. Factory shipments increased from approximately 171,000 homes in 1991 to approximately 354,000 homes in 1997. Manufactured housing has also significantly increased its share of the new home market. In 1997, manufactured homes accounted for approximately one-fourth of all new single-family homes completed, up from approximately one-sixth in 1991. Because of the lower cost of construction for manufactured homes compared to site-built homes, manufactured housing has historically served as one of the most affordable alternatives for the home buyer. The average retail price of a new manufactured home in 1997 was $29.09 per square foot, as compared to $64.70 per square foot for a new site-built home, excluding land costs. In recent years, demand has shifted toward larger, multi-section homes, which accounted for more than one-half of the manufactured homes produced in 1997.

     Manufactured homes have traditionally been an attractive means for home buyers to overcome obstacles or large down payments and high monthly mortgage payments. Financing has become readily available to qualified manufactured home buyers from a variety of lenders. A number of these lenders have established securitization programs for consumer loans. Both the Federal Housing Administration's and the Department of Veterans Affairs' guaranteed loan programs permit loans for the purchase of manufactured housing. In addition, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation accept manufactured housing mortgage loans and allow these mortgage loans to be pooled with traditional real estate mortgage loans. Also, manufactured homes may be financed as secured personal property loans in instances where the buyer does not own the land upon which the home will be sited.

RETAIL DISTRIBUTION

     The Company retails its products through dedicated distribution channels, which include Company-owned retail sales centers and franchisees, and through independent retailers. The following table sets forth for the periods indicated certain data for shipments of homes manufactured by the Company, the number of Company-owned retail sales centers and the number of independent retail sales centers, including franchisees:

                                                                YEARS ENDED MAY 31,
                                                           ----------------------------
                                                             1996       1997       1998
                                                           ------     ------     ------
Homes shipped to Company-owned retail sales centers ..      2,714      3,762      4,647
Homes shipped to independent retail sales centers,
    including franchisees ............................      3,538      5,251      6,076
                                                           ======     ======     ======

       Total homes shipped ...........................      6,252      9,013     10,723
                                                           ======     ======     ======

Company-owned retail sales centers ...................         44         54         86


Dedicated Distribution. The Company employs a distinct merchandising and selling strategy in its dedicated distribution channels. At each Company-owned retail sales center a broad selection of fully furnished and professionally decorated model homes is displayed in a landscaped setting. The Company's professional sales staff receives extensive training on all of the Company's products and services, and is able to provide its customers with superior service. The Company also provides merchandising support and uses regional print, radio and television advertising to promote customer awareness and enhance its quality image.

     In fiscal 1998, 55% of the Company's retail sales were multi-section homes and its average new home retail sales price was $48,154, compared to the industry average of $42,252. Since the beginning of fiscal 1994, the Company has increased the number of Company-owned retail sales centers from 21 to 86 as of May 31, 1998. The Company plans to open or acquire 30 to 40 retail sales centers each year over the next two years.

     The following table sets forth for the periods indicated certain information relating to homes sold by Company-owned retail sales centers:

                                                              YEARS ENDED MAY 31,
                                                     ---------------------------------
                                                        1996         1997         1998
                                                     -------      -------      -------
Average new home sales price: ..................     $43,460      $45,902      $48,154
Homes sold:
       New homes ...............................       3,887        4,506        5,211
       Previously-owned homes ..................       1,058        1,314        1,725
Percentage of new homes sold:
       Single-section ..........................          49%          46%          45%
       Multi-section ...........................          51%          54%          55%
Percentage of new homes sold manufactured by:
       Company .................................          60%          74%          84%
       Independent manufacturers ...............          40%          26%          16%

     The Company has increased the percentage of new homes sold by Company-owned retail sales centers that are manufactured by the Company from 38% in fiscal 1994 to 84% in fiscal 1998. As the Company's manufacturing facilities continue to increase their production, the Company expects this percentage to increase. In addition to selling homes manufactured by the Company, most Company-owned retail sales centers sell homes manufactured by other companies as well as previously-owned manufactured homes.

     The Company initiated its Oak Creek Village national, branded franchise program in September 1997 to accelerate distribution of the Company's products by converting existing independent retail sales centers and by encouraging entrepreneurs with considerable industry or business experience to open new retail sales centers as franchisees. Since the program's inception, the Company has entered into franchise arrangements covering 41 retail sales centers. The Company believes that its franchise program offers an attractive alternative for independent retailers. The benefits of a strategic alliance with the Company for a franchisee include (i) a protected territory for specific products; (ii) access to the Company's manufacturing, retailing and financing expertise; (iii) minimal personal investment in the retail sales center; and (iv) the potential to open additional retail sales centers.

     The Company enters into a franchise agreement ("Franchise Agreement") generally when an independent retailer chooses to convert to franchise status or when a franchisee secures a location. The Franchise Agreement provides for a term of five years with one five-year renewal option. Under conditions of the Franchise Agreement, the franchisee is required to purchase all product through the Company or through Company-approved suppliers. The Company has the right to terminate any Franchise Agreement under specified circumstances, including a franchisee's failure to adhere to the Company's standards. The current Franchise Agreement contains a right of first refusal for the Company to purchase the franchise.

     In order to assist an independent retailer in the conversion to an Oak Creek Village, the Company may finance improvements to the franchisee's retail sales center. In such cases the lease is controlled by the Company and the costs of such improvements are added to the lease payment. The franchisee is required to finance its own inventory, but the Company may assist its franchisees in accessing floor plan financing at attractive rates. All franchisees are required to operate their Oak Creek Villages in compliance with applicable Company policies, standards and specifications. The Company monitors each franchisee's operations and results and assists the franchisee in order to optimize its performance.

     The Company believes that the success of a retail sales center is dependent on the professionalism and knowledge of its managerial and sales staff, and therefore, has developed an extensive training program covering many facets of the Company's operations, products and services. Retail management and management trainees are expected to attend a series of formal training sessions covering a variety of sales and administrative topics. Management training provides employees with a complete review of the production process as well as a comprehensive understanding of the Company's retailing strategy and sales approach. Additionally, each new sales representative is required to attend a comprehensive four-day basic sales training course offered at least quarterly in each region. Sales representative training provides in-depth instruction in sales techniques and education on the Company's products and services. The training program is also available to the Company's franchisees. The Company has a full-time, dedicated training staff which travels to sales centers to provide on-site, one-on-one supplementary training. The Company believes that its general approach to marketing, the appearance of its sales locations and the professionalism of its sales management and staff are among its most distinguishing features in the marketplace.

Independent Retailers. The independent retailer network is an important part of the Company's sales and distribution strategy and is especially important in new regional markets in which the Company has no existing Company-owned retail sales centers. The Company believes its relations with its independent retailers are excellent. Except for franchise agreements with its franchisees, the Company has no written agreements with its independent retailers and the relationship may be terminated at any time by either party. The Company generally does not provide inventory financing arrangements for independent retailer purchases, nor does it consign homes. However, as is customary in the industry, lenders financing independent retailers require that the Company execute contingent repurchase agreements, which provide that, in the event of a retailer's default under the retailer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. During the last three fiscal years, the Company has incurred no significant losses resulting from these contingent obligations. As of May 31, 1998, the Company's contingent repurchase liability was approximately $80.9 million.

MANUFACTURING

     The Company manufactures a broad selection of homes ranging from traditional, lower-priced homes to distinctive, higher-priced homes, which retail from $16,500 to $124,600, excluding land costs. By providing such a broad selection, the Company believes it can meet the financial and aesthetic requirements of the full range of retail buyers. Additionally, the Company believes it offers high quality homes that incorporate more innovative architectural designs and features than are typically offered by its competitors. Over the past few years, as the demand for multi-section homes has increased, the Company has significantly increased its production of multi-section homes to 69% of total homes manufactured for fiscal 1998 from 50% in fiscal 1994.

     The Company's manufacturing facilities generally operate on a one shift per day, five day per week basis. At May 31, 1998, the Company's facilities had the capacity to produce 109 floors per day, and its production rate was 86 floors per day (capacity figures are estimates of management). A floor is a single section home or one section of a multi-section home. The following table sets forth the total homes and floors manufactured by the Company for the periods indicated:

                                         YEARS ENDED MAY 31,
                                  ----------------------------
                                    1996       1997       1998
                                  ------     ------     ------
Homes manufactured:
     Single-section .........      3,462      3,497      3,276
     Multi-section ..........      2,790      5,516      7,447
                                  ======     ======     ======

Total homes manufactured ....      6,252      9,013     10,723
                                  ======     ======     ======

Total floors manufactured ...      9,149     14,848     18,566
                                  ======     ======     ======

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

FINANCING

     In 1995, the Company formed 21st Century together with Clayton Homes, Inc. ("Clayton") and three former executive officers of Clayton. Clayton is a leader in manufactured home financing through its finance subsidiary, Vanderbilt Mortgage and Finance, Inc. American Homestar, Clayton and the management of 21st Century own 50%, 25% and 25%, respectively, of 21st Century, and the Company has an option to purchase the stock owned by Clayton and the management of 21st Century under certain conditions after September 15, 2000. 21st Century provides retail sales financing through the Company's dedicated distribution channels and is the primary lender for all Company-owned retail sales centers. 21st Century is also adding to its growing loan portfolio through direct marketing efforts to capture re-finance business and by offering private label financing through joint ventures with other manufactured housing producers and retailers. Financing through 21st Century extends the profits of a home sale through a recurring income stream received over the life of loans originated. As of May 31, 1998, 21st Century's loan servicing portfolio was approximately $371 million and for the year ended May 31, 1998, 21st Century had loan originations of approximately $225 million.

INSURANCE

     Through its wholly-owned subsidiary, Western Insurance Agency, Inc. ("Western"), the Company offers to its retail customers a variety of insurance products, including property/casualty insurance, credit life insurance and extended service contracts. The Company acts as agent and earns commissions from insurance written for purchasers of its manufactured homes. In addition, the Company's wholly-owned subsidiary, Lifestar Reinsurance, Ltd., reinsures credit life policies placed by Western. Through reinsurance, the Company also earns underwriting fees and investment income. The Company's reinsurance operations are managed by American Bankers Life Assurance Company of Florida pursuant to a management contract.

ACQUISITIONS

     During the fourth quarter of fiscal 1998, the Company announced that it entered into definitive agreements for two strategic acquisitions which will allow the Company to further implement its vertical integration strategy and expand its presence in its Southeast region:

          Effective July 1, 1998, the Company acquired First Value Homes, Inc. ("First Value"), a retailer based in Gastonia, North Carolina, which specializes in selling modular homes through its two environmentally displayed modular home superstore locations. First Value has developed and implemented a comprehensive marketing and sales system which provides the customer with one-stop shopping for site selection, site preparation, home installation and mortgage financing. First Value is a customer of R-Anell (as defined below), but also sells homes supplied by other manufacturers. In 1997, First Value generated revenues of $24 million.

          On May 28, 1998, the Company agreed to acquire R-Anell Custom Homes, Inc. and its related manufacturing operations ("R-Anell"). R-Anell produces distinctive lines of high-quality, upscale manufactured homes and modular homes which are marketed under the R-Anell and Gold Medal brand names through a network of approximately 90 independent retailers located primarily in North Carolina, South Carolina and Virginia. R-Anell operates two plants in Denver, North Carolina that generated $57 million in revenue in 1997 and a new plant in Cherryville, North Carolina which is currently in its startup phase. The Cherryville facility is a state-of-the-art plant opened in October 1997 and is one of the largest manufactured housing production facilities in the United States. The transaction is expected to close in the second quarter of fiscal 1999. The closing of this transaction is subject to satisfaction of certain conditions and there can be no assurance that the transaction will be consummated.

     Additionally, during fiscal 1997 and fiscal 1998, the Company made a number of strategic acquisitions, the most significant of which are as follows:

     o In September 1996, the Company exercised its option to acquire Guerdon Holdings, Inc. ("Guerdon") after managing Guerdon's operations under a management agreement since March 1996. Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes to over 150 independent retailers located in 17 states in the Pacific Northwest, Rocky Mountain and Deep South regions of the United States.

     o In September 1996, the Company acquired Heartland Homes, Inc. ("Heartland"), a single plant manufacturer of low- to medium-priced homes in North Carolina. Concurrent with the Heartland acquisition, the Company also purchased the assets of Manu-Fac Homes, Inc. ("Manu-Fac"), a contractually affiliated group of 15 independent retailers, which have since become franchisees of the Company.

     o In June 1997, the Company acquired Brilliant Holding Corporation and its subsidiaries ("Brilliant"), a manufacturer of single- and multi-section homes with three plants in Alabama. Brilliant sells its homes to nearly 200 independent retailers located in 14 states.

     o In June 1997, the Company acquired N.C. Mobile Home Corporation ("N.C. Homes"), which operates 12 retail sales centers in North Carolina and one retail sales center in Virginia.

     o In January 1998, the Company acquired Davis Homes, Inc. ("Davis Homes"), which operates three retail centers in Alabama.

     While the Company's historical primary market area has been the Southwest, particularly Texas and the surrounding states, the Company's recent expansion has given it a national presence with operations now encompassing the Southwest, Southeast, Deep South, Rocky Mountain and Pacific Northwest regions of the United States. Assuming the completion of the R-Anell acquisition, the Company will operate 15 manufacturing plants, retail through 86 Company-owned retail sales centers and 41 retail franchise locations and serve over 300 independent retail locations in 28 states.

TRANSPORTATION

     Roadmasters Transport Company, Inc. ("Roadmasters"), a 51% owned subsidiary, and Brilliant Carriers, Inc. ("Carriers"), a wholly-owned subsidiary, provide manufactured housing transportation services and are the primary transporters of manufactured homes from the Company's manufacturing facilities. Roadmasters and Carriers lease their equipment from independent owner-operators, which allows them to cover a large geographic area without a significant investment in equipment. The Company believes that its controlling ownership interests in Roadmasters and Carriers provide it with the ability to better control the delivery of homes to its retail sales centers and to independent retailers, especially during peak sales and delivery periods, as well as to profit from each home shipment.

SIGNIFICANT SUPPLIERS

     In fiscal 1996, fiscal 1997 and fiscal 1998, Redman Homes, Inc. ("Redman") supplied approximately 26%, 18% and 10%, respectively, of the homes sold by Company-owned retail sales centers. The Company's supply relationship with Redman is terminable at will by either party. While the Company believes that it can replace any independent manufacturer by substituting its own products and the products of other manufacturers, any such loss could have an adverse effect on the Company's results of operations.

COMPETITION

     The manufactured housing industry is highly competitive and the capital requirements for entry are relatively small. Manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, location, depth of field inventory, sales promotions, merchandising and terms and availability of dealer and retail customer financing.

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

     A variety of laws affect the financing of manufactured homes by the Company. The Truth-in-Lending Act and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and financing charge. The Fair Credit Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation on consumers' claims and defenses. The Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification. Installment sales contracts eligible for inclusion in the Government National Mortgage Association Program are subject to the credit underwriting requirements of the Federal Housing Administration. A variety of state laws also regulate the form of installment sales contracts and the allowable charges pursuant to installment sales contracts. The sale of insurance products by the Company is subject to various state insurance laws and regulations, which govern allowable charges and other insurance products.

     The Company is also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on installment sale contracts, and the Magnuson-Moss Warranty-Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The Company's collection activities and warranties are also subject to state laws and regulations.

     The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Manufactured homes are also subject to local zoning and housing regulations.

     The Company's operations are also subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company is not aware of any pending litigation to which it is a party or claims that may result in significant contingent liabilities related to environmental pollution or asbestos. In addition, the Company does not believe it will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on its results or operations or financial condition.

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

EMPLOYEES

     As of May 31, 1998, the Company employed 3,803 persons. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers it employee relations to be good.

     A significant portion of the total compensation of management of the Company is derived from incentive bonuses based on the operating income of the operating unit for which such management is responsible, as well as the attainment of margin goals. Many of the Company's managers are also shareholders and all are eligible to participate in the Company's 1994 Amended and Restated Stock Compensation Plan.

ITEM 2.  PROPERTIES

     At May 31, 1998, the Company operated 11 manufacturing facilities, 86 retail sales centers and had two administrative offices. Fifty-two of the retail sales centers and both administrative offices are leased. The Company's retail sales centers consist of tracts of land, ranging from 2.5 to 7.0 acres, on which manufactured homes are displayed, each with a sales office containing approximately 2,000 square feet of office space. The Company's retail sales centers are located in 14 states as follows: Alabama (7), Arkansas (1), Colorado
(4), Idaho (1), Louisiana (5), Mississippi (1), New Mexico (5), North Carolina
(11), Oklahoma (3), Tennessee (1), Texas (44), Utah (1), Virginia (1) and Washington (1). The Company believes that all facilities are adequately maintained and suitable for their present use.

The Company owns all of its manufacturing facilities and substantially all of its manufacturing equipment, fixtures, furniture and office equipment. The following table sets forth certain information with respect to the Company's manufacturing facilities:


                                                     DATE OPENED OR            BUILDING
                          LOCATION                      ACQUIRED             SQUARE FEET
             -------------------------------------------------------------------------------
             Fort Worth, Texas................        June 1985                      137,000
             Lancaster, Texas.................        December 1992                   86,600
             Burleson, Texas..................        May 1993                        94,500
             Henderson, North Carolina........        September 1996                  70,000
             Boise, Idaho.....................        September 1996                  90,100
             Stayton, Oregon..................        September 1996                  97,500
             Gering, Nebraska.................        September 1996                  73,000
             Vicksburg, Mississippi...........        September 1996                 118,700
             Brilliant, Alabama...............        June 1997                      127,500
             Guin, Alabama....................        June 1997                      136,400
             Lynn, Alabama....................        June 1997                      150,000




ITEM 3.  LEGAL PROCEEDINGS

       The Company is involved in routine litigation arising in the ordinary course of business. In the opinion of the Company, such matters will not have a material adverse effect on the financial condition or the results of operations of the Company.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 18, 1998, at a special meeting, the shareholders of the Company, an amendment to the Company's Restated Articles of Incorporation increasing the number of authorized shares of the Company's common stock from 20,000,000 to 50,000,000 was approved. The voting was as follows:

             For..............................                    12,407,028
             Against..........................                     3,180,286
             Abstained........................                         1,263



                                   MANAGEMENT

     The information in this section entitled "Management" in the American Homestar 1998 Proxy Statement is incorporated herein by reference in response to this item.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "HSTR." The following table sets forth, for the periods indicated, the high and low sales price per share of the Company's common stock as reported on the Nasdaq National Market. The following share prices have been adjusted to reflect the 5-for-4 stock splits effected on January 18, 1996 and February 7, 1997 and the three-for-two stock split effected October 31, 1997.

                                                                                  HIGH .       LOW
                                                                                 -----        -----
FISCAL YEAR ENDED MAY 31, 1997:
     First quarter ......................................................     $   14.73  $    8.53
     Second quarter .....................................................         13.60       8.27
     Third quarter ......................................................         12.50       8.67
     Fourth quarter .....................................................         13.83      10.00

FISCAL YEAR ENDED MAY 31, 1998:
     First quarter ......................................................     $   16.75  $   12.08
     Second quarter .....................................................         17.17      13.00
     Third quarter ......................................................         22.25      14.00
     Fourth quarter .....................................................         25.00      18.50

     As of August 7, 1998, there were 170 record holders of the Company's common stock. On August 7, 1998, the reported last sale price of the Company's common stock as reported by the Nasdaq National Market was $19.00 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On June 10, 1997, Brilliant was acquired by the Company and 711,149 shares of the Company's common stock and options to purchase 38,852 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options. See Note 3 of the Notes to the Company's Consolidated Financial Statements included herein.

     On June 16, 1997, the Company acquired the assets and liabilities of NC Homes for cash, a note payable and 176,472 shares of the Company's common stock. See Note 3 of the Notes to the Company's Consolidated Financial Statements included herein.

     On January 6, 1998, the Company acquired the assets and liabilities of Davis Homes, Inc. for cash, a note payable and 61,158 shares of the Company's common stock. See Note 3 of the Notes to the Company's Consolidated Financial Statements included herein.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data include the accounts of American Homestar and Brilliant. Brilliant was acquired by the Company effective June 1997, and the acquisition was accounted for as a pooling of interests. Accordingly, the Company's Consolidated Financial Statements have been restated for all periods prior to the acquisition to combine the previously separate entities. See Notes 1 and 3 of the Notes to the Company's Consolidated Financial Statements included herein. The financial information set forth under Statement of Operations Data and Balance Sheet Data for each of the five fiscal years ended May 31, 1998 was derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements as of May 31, 1997 and 1998, and for each of the years in the three-year period ended May 31, 1998, are included elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

                                                                             YEARS ENDED MAY 31,
                                                ----------------------------------------------------------------------------
                                                   1994             1995            1996             1997              1998
                                                ---------        ---------        ---------        ---------        ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Net sales ............................       $ 109,077        $ 183,117        $ 274,145        $ 383,132        $ 481,947
   Other revenues .......................          10,174           16,311           22,487           26,305           31,992
                                                ---------        ---------        ---------        ---------        ---------

       Total revenues ...................         119,251          199,428          296,632          409,437          513,939
                                                ---------        ---------        ---------        ---------        ---------

Costs and expenses:
   Cost of sales ........................          87,473          143,297          208,882          290,454          351,850
   Selling, general and
     administrative .....................          24,271           42,471           66,204           87,801          121,357
   Acquisition costs(1) .................            --               --               --               --              2,425
                                                ---------        ---------        ---------        ---------        ---------


       Total costs and expenses .........         111,744          185,768          275,086          378,255          475,632
                                                ---------        ---------        ---------        ---------        ---------

       Operating income .................           7,507           13,660           21,546           31,182           38,307
Interest expense ........................          (1,383)          (2,011)          (4,071)          (5,703)          (7,382)
Other income (expense) ..................             169              185              262              178              (50)
                                                ---------        ---------        ---------        ---------        ---------
       Income before items shown
         below ..........................           6,293           11,834           17,737           25,657           30,875
Income tax expense ......................           4,615            7,076           10,512           13,546
                                                    2,481             --               --               --               --
                                                ---------        ---------        ---------        ---------        ---------
       Income before items shown
         below ..........................           3,812            7,219           10,661           15,145           17,329
Earnings (loss) in affiliate ............             (89)            --                188              549            1,211
Minority interest in income of
consolidated subsidiary .................            (254)            (204)            (297)            (314)            (223)
                                                ---------        ---------        ---------        ---------        ---------
       Income before items shown
         below ..........................           3,469            7,015           10,552           15,380           18,317
Cumulative effect of change in
   accounting for income taxes ..........             219             --               --               --               --
Extraordinary item, net of income tax
   benefit(2) ...........................            --               --               --               (347)            (634)

                                                =========        =========        =========        =========        =========

       Net income .......................       $   3,688        $   7,015        $  10,552        $  15,033        $  17,683

                                                =========        =========        =========        =========        =========

Earnings per share before cumulative
effect of accounting change and
extraordinary item - diluted(1)(3) ......       $    0.42        $    0.49        $    0.68        $    0.88        $    1.01
Earnings per share - diluted(3) .........       $    0.45        $    0.49        $    0.68        $    0.86        $    0.98
Weighted average shares outstanding
diluted(3) ..............................           8,216           14,396           15,578           17,564           18,135


BALANCE SHEET DATA (END OF FISCAL YEAR)
Working capital .....................     $  6,419       $ 20,373       $ 39,655       $ 24,260       $ 58,867
Total assets ........................       50,986         93,832        126,233        211,021        273,696
Total debt ..........................       27,738         35,000         31,781         81,578        107,491
Shareholders' equity ................       10,209         34,668         62,167         77,709         98,463

      See following page for Footnotes to Selected Financial Data.

                      FOOTNOTES TO SELECTED FINANCIAL DATA

(1) Acquisition costs are non-recurring transaction costs related to the Brilliant acquisition. Such costs reduced diluted earnings per share by $0.11 for fiscal 1998.
(2) Extraordinary losses on early extinguishment of debt in fiscal 1997 and 1998.
(3) The earnings per share data presented herein comply with Statement of Financial Accounting Standards No. 128, which was required to be applied on a retroactive basis commencing with the Company's third quarter of fiscal 1998, and give retroactive effect to the changes in capital structure. See Notes 1 and 9 of Notes to the Company's Consolidated Financial Statements included herein.

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

GENERAL

     American Homestar is one of the fastest growing vertically integrated manufactured housing companies in the United States with operations in manufacturing, retailing, financing and insurance.

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

     In September 1995, the Company formed 21st Century to originate, finance, sell and service manufactured housing sales contracts from the Company and third parties. 21st Century is managed by two former executive officers of Clayton and its finance subsidiary, Vanderbilt Mortgage and Finance, Inc. The Company, Clayton and management of 21st Century own 50%, 25% and 25%, respectively, of the equity capital of 21st Century. 21st Century commenced operation in October 1995. The Company accounts for its investment in 21st Century using the equity method of accounting, showing its proportionate share of 21st Century's earnings or losses as "earnings or loss in affiliate."

     In September 1996, the Company exercised its option to acquire Guerdon after managing Guerdon's operations under a management agreement since March 1996. Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes to over 150 independent retailers located in 17 states in the Pacific Northwest Rocky Mountain and South Central regions of the United States.

     In September 1996, the Company acquired Heartland, a single plant manufacturer of low-to medium-priced homes in North Carolina. Concurrent with the Heartland acquisition, the Company also purchased the assets of Manu-Fac Homes Inc. ("Manu-Fac"), a contractually affiliated group of 15 independent retailers, which have since become franchisees of the Company.

     In June 1997, the Company acquired Brilliant, which operates three manufacturing plants in Northern Alabama. Also in June 1997, the Company acquired N.C. Homes, which operates twelve retail sales centers in North Carolina and one in Virginia. In January 1998, the Company acquired Davis Homes, which operates three retail sales centers in Alabama.

VERTICAL INTEGRATION AND INTERNALIZATION

     The Company's growth strategy is based on an increasing degree of vertical integration over time. Vertical integration allows the Company to increase its profit margins on the manufacture and sale of its products, and provides the ability to realize additional sources of income from financing the sales and insuring the Company's products.

     Several elements of the Company's growth strategy center on increasing the rate of "internalization" of its retail sales (i.e. the proportion of new homes sold by Company-owned retail sales centers that are also manufactured by the Company). This strategy enables the Company to earn both a manufacturing profit and a retailing profit on those home sales; however, only retail sales revenue is recognized. Accordingly, increasing the internalization rate (without otherwise affecting the Company's level of manufacturing and retailing activity) has the effect of increasing gross margins and reducing reported revenues; however, aggregate gross profit (in dollars) is not materially affected by changes in the internalization rate.

     Another key element of the Company's growth strategy is to increase the degree of retail penetration of its financial services. As insurance product penetration increases, both reported revenues and earnings should increase without a corresponding increase in retail sales activity. Similarly, as 21st Century finances more of the Company's retail sales, the Company's earnings should increase without a corresponding increase in retail sales activity.


RESULTS OF OPERATIONS

     The Company's acquisition of Brilliant in June 1997 was accounted for as a pooling of interests. Accordingly, all applicable periods have been restated to combine the previously separate entities. See Note 3 of the Notes to the Company's Consolidated Financial Statements included herein.

     The following table summarizes certain key sales statistics for the Company for the periods indicated:

                                                                         YEARS ENDED MAY 31,
                                                           --------------------------------------------
                                                                 1996           1997           1998
                                                           -------------   -------------  -------------
Company-manufactured new homes sold at retail .........         2,344          3,319          4,377
Total new homes sold at retail ........................         3,887          4,506          5,211
Internalization rate (1) ..............................            60%            74%            84%
Previously-owned homes sold at retail .................         1,058          1,314          1,725
Average retail selling price-- new homes ..............       $43,460        $45,902        $48,154
Company-owned retail sales centers at end of period ...            44             54             86
Manufacturing shipments ...............................         6,252          9,013         10,723
Manufacturing shipments to independent retailers,
including franchisees .................................         3,538          5,251          6,076



    (1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's historical operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                                            YEARS ENDED MAY 31,
                                                              ------------------------------------------------
                                                                     1996              1997             1998
                                                              -------------     -------------    -------------
      Total revenues........................................        100.0%            100.0%           100.0%
      Gross profit..........................................         29.6%             29.1%            31.5%
      Selling,  general and  administrative  expenses before         22.3%             21.4%            23.6%
      acquisition costs.....................................
      Acquisition costs.....................................           --                --              0.5%
      Operating income......................................          7.3%              7.6%             7.4%
      Income before extraordinary item                                3.6%              3.8%             3.6%
      Net income............................................          3.6%              3.7%             3.4%

Year ended May 31, 1998 compared to year ended May 31, 1997


     Net Sales. Net sales of manufactured homes were $481.9 million in fiscal year ended May 31, 1998, compared to $383.1 million in fiscal 1997. Sales from the Heartland and Guerdon manufacturing operations were $108.4 million and $72.6 million in fiscal years 1998 and 1997, respectively. Excluding the Heartland and Guerdon operations, net sales increased to $373.5 million in fiscal year 1998, compared to $310.6 million in fiscal year 1997. The increase was primarily the result of a 19% increase in the number of new and previously-owned homes sold at retail as well as a 5% increase in the average selling price of new homes. A decline in the average number of new homes sold per retail sales center from 93 in fiscal 1997 to 69 in fiscal 1998 was primarily attributable to retail management changes necessitated by the restructuring of the Company's retail operations and average new homes sold from the recently acquired operations of NC Homes being significantly lower than the average historically generated by the Company's retail locations in Texas and the surrounding states. The Company added 32 new Company-owned retail sales centers in fiscal 1998, 12 of which were NC Homes retail sales centers.

     Other Revenues. Transportation revenues in fiscal 1998 were $10.4 million, a decrease of 24% from $13.6 million in fiscal 1997. This decrease was primarily due to increased competition among manufactured home transporters, particularly in Texas and surrounding states. Transportation is not a key growth area of the Company and has over time represented a declining proportion of total revenues and operating income. Other revenues increased to $21.6 million in fiscal year 1998, compared to $12.7 million in fiscal 1997. Normal recurring revenues from insurance operations increased to $8.6 million in fiscal 1998, compared to $5.3 million in fiscal 1997. Other revenues also included $6.2 million in earned physical damage insurance premiums which for the first time were ceded to the Company's insurance subsidiary under a new reinsurance contract.

     Cost of Sales. Cost of manufactured homes sold was $343.5 million, or 71.3% of net sales, in fiscal 1998, as compared to $279.3 million, or 72.9% of net sales in fiscal 1997. Cost of sales attributable to Heartland and Guerdon in fiscal 1998 and 1997 were $109.4 million and $60.1 million, respectively. Excluding the Heartland and Guerdon operations, cost of sales increased to $234.1 million, or 62.6% of net sales in fiscal 1998, compared to $211.7 million, or 68.1% of net sales in fiscal 1997. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of net sales, was primarily the result of an increase in the internalization rate from 74% in fiscal 1997 to 84% in fiscal 1998. Cost of sales attributable to transportation operations in fiscal 1998 were $8.4 million, or 80.9% of transportation revenues, a decrease of 25% from $11.2 million, or 82.3% of transportation revenues in fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1998, were $121.4 million, or 23.6% of total revenues, as compared to $87.8 million, or 21.4% of total revenues in fiscal 1997. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. Selling, general and administrative expenses also included $5.9 million in claims and expenses related to the $6.2 million in earned premiums under the previously described new reinsurance contract.

     Acquisition Costs. During fiscal 1998, the Company incurred $2.4 million in costs related to the Brilliant acquisition. These acquisition related costs primarily consisted of transaction costs and severance and termination agreements with two former officers of Brilliant.

     Interest Expense. Interest expense increased 29% to $7.4 million in fiscal 1998, from $5.7 million in fiscal 1997. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 8.32% senior unsecured notes totaling $61 million in July 1997, and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, as a percentage of income before income taxes, minority interest, earnings in affiliate and extraordinary items, was 43.8% and 39.4% for fiscal years 1998 and 1997 respectively. The increase was primarily the result of nondeductible acquisition costs related to the Brilliant acquisition as well as nondeductible goodwill related to the acquisitions of Guerdon and NC Homes.

     Extraordinary Loss. In connection with the private placement of $61 million of 8.32% senior unsecured notes in July 1997, the Company repaid existing secured bank debt of approximately $31 million. Consequently, the Company recorded an extraordinary loss of $634,000 (net of income tax benefit) which represented the write-off of unamortized debt issue costs as well as a prepayment penalty associated with the early repayment of the bank debt.



Year Ended May 31, 1997 Compared to Year Ended May 31, 1996


     Net Sales. Net sales of manufactured homes were $383.1 million in fiscal 1997, an increase of 40% from $274.1 million in fiscal 1996. Sales from the Heartland and Guerdon manufacturing operations, acquired in fiscal 1997, were $72.6 million in fiscal 1997. On a basis comparable to fiscal 1996, net sales increased 13% to $310.5 million. This increase was primarily the result of an 18% increase in the number of new and previously-owned homes sold at retail as well as a 6% increase in the average selling price of new homes. The decline in the average new homes sold per retail sales center from 99 in fiscal 1996 to 93 in fiscal 1997 was attributable to unusually wet weather conditions during the fiscal 1997 winter and spring in the South and Southwest regions of the United States, which delayed the opening of several Company-owned retail sales centers from the Company's third quarter to the fourth quarter, as well as an increase in the number of retailers operating in Texas and surrounding states. However, average sales revenue in fiscal 1997 per retail sales center remained level with fiscal 1996 as the Company increased the percentage of multi-section homes sold in fiscal 1997 to 54% from 51% in fiscal 1996.

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

     Cost of Sales. Cost of manufactured homes sold was $279.3 million, or 72.9% of net sales, in fiscal 1997, as compared to $199.0 million, or 72.6% of net sales, in fiscal 1996. Cost of manufactured homes attributable to the Heartland and Guerdon manufacturing operations for fiscal 1997 were $60.1 million. On a basis comparable to fiscal 1996, cost of manufactured homes increased 10% to $219.2 million, or 70.6% of net sales. The decrease in cost of manufactured homes, expressed as percentage of net sales, was the result of an increase in the internalization rate from 60% in fiscal 1996 to 74% in fiscal 1997 as well as increased operating efficiencies at the Company's three Texas manufacturing facilities. Cost of sales attributable to transportation operations for fiscal 1997 was $11.2 million (82.3% of transportation revenues), an increase of 13% from $9.9 million (83.2% of transportation revenues) in fiscal 1996. This increase was due to increased business activity.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1997 were $87.8 million, or 21.4% of total revenues, compared to $66.2 million, or 22.3% of total revenues, in fiscal 1996. Selling, general and administrative expenses attributable to the Heartland and Guerdon manufacturing operations were $9.6 million in fiscal 1997. On a basis comparable to fiscal 1996, selling, general and administrative expenses were $78.2 million, or 23.2% of total revenues in fiscal 1997. The increase in selling, general and administrative expenses was attributable to increased sales, manufacturing, transportation and insurance activities as well as an increase in fixed costs and expenses associated with new Company-owned retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues on a comparable basis, was the result of an increase in the internalization rate from 60% in fiscal 1996 to 74% in fiscal 1997. This increase was partially offset by a decrease in warranty expenses, expressed as a percentage of total revenues.

      Interest Expense. Interest expense increased 40% to $5.7 million in fiscal 1997 from $4.1 million in fiscal 1996. The increase was due to increased borrowings of $25 million under a credit facility established with Bank One, Texas N.A., which was used to fund the Company's growth strategy as well as fund its acquisition of Guerdon, and an increase in floor plan debt used to support higher levels of inventory due to the opening of new retail sales centers.

     Income Taxes. The income tax provision, as a percentage of income before income taxes, minority interest, earnings in affiliate and extraordinary items, was 39.4% and 39.9% for fiscal years 1997 and 1996, respectively.

     Extraordinary Loss. In November 1996, the Company repaid existing secured bank debt of approximately $3.5 million. Consequently, the Company recorded an extraordinary loss of $347,000 (net of income tax benefit), which represented the write-off of unamortized debt issue costs as well as a prepayment penalty associated with the early repayment of the bank debt.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $8.1 million, $3.0 million and $17.3 million in fiscal 1996, 1997 and 1998, respectively. Substantial increases in inventory and other working capital items required to open Company-owned retail sales centers account for most of the operating cash requirements in these periods. In addition, cash was used in these periods to purchase inventory and fund working capital requirements for five new manufacturing facilities acquired in fiscal 1997. Although the Company acquired three new plants and opened or acquired thirty-two new Company-owned retail sales centers in fiscal 1998, additional inventory requirements were largely offset by a significant reduction in prevailing inventory levels at Company-owned retail sales centers.

     An important part of the Company's growth strategy is to continue to expand the number of Company-owned retail sales centers and increase its manufacturing capacity to supply a growing number of Company-owned retail sales centers and franchises. Management estimates the capital required to open a new retail sales center is approximately $1.0 million to $1.25 million, primarily for inventory and working capital. Subject to continued increases in demand, the Company may incur additional capital expenditures to further increase its manufacturing capacity. The Company currently plans to open or acquire 30 to 40 retail sales centers each year for the next two years and, in connection therewith, to use cash to purchase inventory and operating assets and for working capital purposes. Management expects increased cash generated by the Company's retail sales centers and manufacturing operations to substantially fund the working capital required to open new retail sales centers.

     The Company had capital expenditures of $6.8 million, $10.6 million and $14.7 million in fiscal 1996, 1997 and 1998, respectively. These expenditures were principally used to fund additions to manufacturing capacity and to purchase land, land improvements and buildings for new Company-owned retail sales centers.

     Management anticipates that its capital requirements for fiscal 1999 will consist of approximately $15 million of working capital needs and capital expenditures associated with its current operations. The $15 million does not include any acquisition spending.

     At May 31, 1998, the Company had a $125 million floor plan credit facility with Associates Housing Finance, LLC (the "Associates"). The facility, similar to a revolving credit facility, bears interest at a rate of prime less 0.50% (8.0% at May 31, 1998) and is used to finance the purchase of inventory of new homes at its retail sales centers. The Company is able to purchase participations in the floor plan credit facility, effectively reducing its net borrowings under the facility. These participations earn interest at a rate of prime less 0.75% (7.75% at May 31, 1998, with such interest income reported as a reduction of total interest expense) and are immediately available to the Company in cash as the Company redeems them. At May 31, 1998, the Company had net borrowings of $43.5 million (gross borrowings of $84.6 million less participations of $41.1 million).

     On July 15, 1997, the Company completed a private placement of $61.0 million of 8.32% senior unsecured notes (the "Senior Notes"). Scheduled payments of the Senior Notes begin in July 2002 and continue annually until paid in full in July 2007. The Company used the net proceeds to repay approximately $31 million in existing bank debt. The remainder of the proceeds were used to temporarily reduce borrowings under the Company's floor plan credit facility.

     Management believes that the Company's current cash resources, available floor plan credit facility and cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the next two fiscal years. Management also plans to pursue acquisition opportunities in the future. Financing for such acquisitions may be provided by cash from operations and from external sources. In July 1998, the Company reached an agreement with several of its existing senior unsecured note holders to issue an additional $51 million in new senior unsecured notes with an average rate of 7.24% and which mature in 2008. The notes will require semi-annual interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes will be used to fund pending acquisitions with the remainder used for general corporate purposes. Subject to certain conditions, closing is planned for early September 1998.


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

RECENT ACCOUNTING PRONOUNCEMENTS


     See Note 1 to the Notes to the Company's Consolidated Financial Statements included herein.

IMPACT OF YEAR 2000

     Date sensitive computer applications that currently record years in two-digit, rather than four-digit, format may be unable to properly categorize and process dates occurring after December 31, 1999 (the "Year 2000" problem). The Company is currently upgrading its software programs and operating systems at a cost of approximately $2.3 million and believes that these new programs and systems will not be subject to the Year 2000 problem. The Company intends to complete the upgrade by early 1999. If Year 2000 related failures were to occur in the Company's computer and information systems, however, the Company could incur significant, unanticipated liabilities, expenses and possible disruption of its business. Additionally, risk of business disruption exists if Year 2000 related failures occur among the Company's lenders, suppliers, transporters and others upon which the Company relies, but over which the Company has no control.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 14 (a) and begins at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors and executive officers of the Company is set forth in the proxy statement to be delivered to shareholders in connection with the Company's Annual Meeting of Shareholders to be held on October 8, 1998 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The information concerning disclosure of delinquent Form 3, 4 or 5 filers is set forth in the Proxy Statement under the heading "Section 16 Requirements," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Executive Compensation - Report of the Board of Directors on Executive

Compensation and - Stock Performance Chart" is incorporated by reference herein.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1)  FINANCIAL STATEMENTS

              Report of Independent Public Accountants

              Report of Independent Public Accountants

              Consolidated Balance Sheets as of May 31, 1997 and 1998

              Consolidated Statements of Operations for the years ended May 31, 1996, 1997 and 1998

              Consolidated Statements of Shareholders' Equity for the years ended May 31, 1996, 1997 and 1998

              Consolidated Statements of Cash Flows for the years ended May 31, 1996, 1997 and 1998

              Notes to the Consolidated Financial Statements

         (2)  SUPPLEMENTARY SCHEDULE TO FINANCIAL STATEMENTS

              Schedule II - Valuation and Qualifying Accounts

         (3)  EXHIBITS

              The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of Item 14

     (b)      REPORTS ON FORM 8-K

              No report on Form 8-K was filed on behalf of the Company during the last quarter of the Company's 1998 fiscal year

     (c)      EXHIBITS

                                                                         EXHIBIT             REPORT WITH WHICH
DESCRIPTION                                                                NO.               EXHIBIT WAS FILED
------------                                                            ----------     ------------------------------
Securities   Purchase   Agreement  by  and  among  Brilliant   Holding     2.1         July 1997, Form 8-K/A
   Corporation   (Brilliant),   the  Brilliant   Securityholders   and
   American Homestar Corporation
First  Amendment  to the  Securities  Purchase  Agreement by and among     2.2         July 1997, Form 8-K/A
   Brilliant,  the  Brilliant  Securityholders  and American  Homestar
   Corporation.
Agreement and Plan of Merger between  American  Homestar  Corporation,     2.3         May 1997, Form 10-K
   Nationwide N.C. Homes,  Inc., N.C. Mobile Home Corp., and Robert H.
   Sauls.
Restated Articles of Incorporation of American Homestar Corporation.       3.1         S-1 Registration Statement
                                                                                       No. 33-78630
Articles of Amendment to the Restated Articles of Incorporation            3.2         Filed herewith
Amended and Restated Bylaws of American Homestar Corporation.              3.3         S-1 Registration Statement
                                                                                       No. 33-78630
Form of certificate  evidencing  ownership of Common Stock of American     4.1         S-1 Registration Statement
   Homestar Corporation.                                                               No. 33-78630
$61,000,000 Senior Unsecured Notes, dated July 15, 1997.                  10.1         February 1998, Form 10-Q

                                                                         EXHIBIT             REPORT WITH WHICH
DESCRIPTION                                                                NO.               EXHIBIT WAS FILED
------------                                                            ----------     ------------------------------

Employment Agreement,  dated as of November 15, 1996, between Finis F.    10.2         February 1997, Form 10-Q
   Teeter and American Homestar Corporation.
Employment Agreement,  dated as of November 15, 1996, between Laurence    10.3         February 1997, Form 10-Q
   A. Dawson, Jr. and American Homestar Corporation.
Employment Agreement, dated as of August 23, 1997, between Ronald         10.4         August 1997, Form 10-Q
   McCaslin and American Homestar Corporation.
Nonqualified  Stock Option Agreement,  dated November 15, 1996 between    10.5         February 1997, Form 10-Q
   Finis F. Teeter and American Homestar Corporation.
Nonqualified  Stock Option Agreement,  dated November 15, 1996 between    10.6         February 1997, Form 10-Q
   Laurence A. Dawson, Jr. and American Homestar Corporation.
Amendment to Life  Reinsurance  Contract,  dated December 31, 1996, by    10.7         February 1997, Form 10-Q
   and between Lifestar  Reinsurance Limited and American Bankers Life
   Assurance Company of Florida
Amendment to The  Associates  (formerly  Ford Finance  Company,  Inc.)    10.8         November 1996, Form 10-Q
   Inventory Financing Agreement
None                                                                      11
None                                                                      12
None                                                                      13
None                                                                      16
None                                                                      18
List of Subsidiaries                                                      21           Filed herewith
None                                                                      22
Consent of KPMG Peat Marwick LLP                                          23           Filed herewith
Consent of Deloitte & Touche L.L.P.                                       23.1         Filed herewith
Financial Data Schedule                                                   27           Filed herewith
None                                                                      99

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN HOMESTAR CORPORATION

  Date:  August 28, 1998             By: /s/ Laurence A. Dawson, Jr., President
                                         ---------------------------------------
                                         Laurence A. Dawson, Jr., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                     Title                          Date
  ---------                     -----                          ----

  /s/ FINIS F. TEETER           Chairman of the Board and      August 28, 1998
  ---------------------------   Co-Chief Executive Officer
  Finis F. Teeter               (Principal Executive Officer)


  /s/ LAURENCE A. DAWSON, JR.   President, Co-Chief Executive  August 28, 1998
  ---------------------------   Officer and Director
  Laurence A. Dawson, Jr.       (Principal Executive Officer)

  /s/ CRAIG A. REYNOLDS         Executive Vice President,      August 28, 1998
  ---------------------------   Chief Financial Officer,
  Craig A. Reynolds             Secretary and Director
                                (Principal Financial and
                                Accounting Officer)

  /s/ CHARLES N. CARNEY, JR.    Executive Vice President       August 28, 1998
  ---------------------------   and Director
  Charles N. Carney, Jr.

  /s/ JACKIE H. HOLLAND         Vice President, Treasurer      August 28, 1998
  ---------------------------   and Director
  Jackie H. Holland


  /s/ RONALD E. MCCASLIN        Executive Vice President       August 28, 1998
  ---------------------------   and Director
  Ronald E. McCaslin

  /s/ WILLIAM O. HUNT           Director                       August 28, 1998
  ---------------------------
  William O. Hunt

  /s/ JACK L. McDONALD          Director                       August 28, 1998
  ---------------------------
  Jack L. McDonald


  /s/ DALE V. KESLER            Director                       August 28, 1998
  ---------------------------
  Dale V. Kesler

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Independent Auditors' Report.............................................................................   F-2

Independent Auditors' Report.............................................................................   F-3

Consolidated Balance Sheets as of May 31, 1997 and 1998..................................................   F-4

Consolidated Statements of Operations for the years ended May 31, 1996, 1997 and 1998....................   F-5

Consolidated Statements of Shareholders' Equity for the years ended May 31, 1996, 1997 and 1998..........   F-6

Consolidated Statements of Cash Flows for the years ended May 31, 1996, 1997 and 1998....................   F-7

Notes to Consolidated Financial Statements...............................................................   F-8

Financial Statement Schedule II - Valuation and Qualifying Accounts......................................  F-27

                          Independent Auditors' Report



The Board of Directors
American Homestar Corporation:

     We have audited the consolidated financial statements of American Homestar Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Brilliant Holding Corporation (see Note 1 of Notes to Consolidated Financial Statements), included in the Company's consolidated financial statements for fiscal 1996 and 1997, which statements reflect total assets constituting 8% of the consolidated total at May 31, 1997, and total revenues constituting 22% and 17% of the consolidated totals for the years ended May 31, 1996 and 1997, respectively. These consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Brilliant Holding Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Homestar Corporation and subsidiaries as of May 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/  KPMG PEAT MARWICK LLP

Houston, Texas
June 25, 1998

                          Independent Auditors' Report



To Brilliant Holding Corporation:

We have audited the consolidated balance sheets of Brilliant Holding Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brilliant Holding Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                        /s/  Deloitte & Touche LLP

Birmingham, Alabama
April 11, 1997 (June 5, 1997 as to the Note 12)

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              MAY 31,
                                                                            --------------------------------------
                                                                                      1997               1998
                                                                            -----------------    -----------------
                                     ASSETS
                                     ------
Current assets:
   Cash ....................................................................      $ 17,209,000      $ 20,852,000
   Cash in transit from financial institutions .............................        26,139,000        35,289,000
                                                                                  ------------      ------------

       Total cash and cash equivalents .....................................        43,348,000        56,141,000
   Inventories, net ........................................................        58,209,000        74,076,000
   Accounts receivable .....................................................        13,807,000        22,468,000
   Manufacturer incentives receivable ......................................         1,073,000         2,839,000
   Deferred tax assets .....................................................         4,604,000         4,405,000
   Prepaid expenses and other current assets ...............................         6,195,000         9,952,000
                                                                                  ------------      ------------

       Total current assets ................................................       127,236,000       169,881,000
Property, plant and equipment, net .........................................        47,581,000        58,984,000
Goodwill  (net of  accumulated  amortization  of $7,988,000  and  $9,173,000,       30,280,000        36,952,000
respectively)
Investment in affiliate ....................................................         2,706,000         3,916,000
Other assets ...............................................................         3,218,000         3,963,000
                                                                                  ------------      ------------

                                                                                  $211,021,000      $273,696,000
                                                                                  ============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
            --------------------------------------------------------

   Current installments of notes payable and capital lease .................      $  6,161,000      $    941,000
   Floor plan payable, net of participations ...............................        46,282,000        43,463,000
   Accounts payable ........................................................        21,474,000        27,840,000
   Accrued expenses ........................................................        22,703,000        32,510,000
   Accrued warranty costs ..................................................         6,356,000         6,260,000
                                                                                  ------------      ------------

       Total current liabilities ...........................................       102,976,000       111,014,000
Notes payable and capital lease, less current installments .................        29,135,000        63,087,000
Deferred tax liabilities ...................................................           235,000           199,000
Minority interest in consolidated subsidiary ...............................           966,000           933,000
Shareholders' equity:
   Preferred stock, no par value;  authorized 5,000,000 shares; no shares
     issued ................................................................              --                --
   Common stock, $0.05 par value; authorized 20,000,000 shares; issued
     and outstanding 16,945,827 and 17,274,667 shares, respectively ........           848,000           864,000
   Additional paid-in capital ..............................................        39,735,000        43,468,000
   Retained earnings .......................................................        37,126,000        54,131,000
                                                                                  ------------      ------------
       Total shareholders' equity ..........................................        77,709,000        98,463,000
Commitments and contingencies
                                                                                  ------------      ------------

                                                                                  $211,021,000      $273,696,000
                                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED MAY 31,
                                                          -----------------------------------------------------
                                                               1996                1997                1998
                                                          -------------       -------------       -------------
Revenues:
   Net sales .......................................      $ 274,145,000       $ 383,132,000       $ 481,947,000
   Other revenues ..................................         22,487,000          26,305,000          31,992,000
                                                          -------------       -------------       -------------
       Total revenues ..............................        296,632,000         409,437,000         513,939,000
                                                          -------------       -------------       -------------
Costs and expenses:
   Cost of sales ...................................        208,882,000         290,454,000         351,850,000
   Selling, general and administrative .............         66,204,000          87,801,000         121,357,000
   Acquisition costs ...............................               --                  --             2,425,000
                                                          -------------       -------------       -------------
       Total costs and expenses ....................        275,086,000         378,255,000         475,632,000
                                                          -------------       -------------       -------------
       Operating income ............................         21,546,000          31,182,000          38,307,000
Interest expense ...................................         (4,071,000)         (5,703,000)         (7,382,000)
Other income(expense) ..............................            262,000             178,000             (50,000)
                                                          -------------       -------------       -------------
       Income before items shown below .............         17,737,000          26,657,000          30,875,000
Income tax expense .................................          7,076,000          10,512,000          13,546,000
                                                          -------------       -------------       -------------
       Income before items shown below .............         10,661,000          15,145,000          17,329,000
Earnings in affiliate ..............................            188,000             549,000           1,211,000
Minority interests .................................           (297,000)           (314,000)           (223,000)
                                                          -------------       -------------       -------------
       Income before items shown below .............         10,552,000          15,380,000          18,317,000
Extraordinary item (net of income tax benefit of
   $197,000 and $412,000, respectively) ............               --              (347,000)           (634,000)
                                                          =============       =============       =============
       Net income ..................................      $  10,552,000       $  15,033,000       $  17,683,000
                                                          =============       =============       =============
Earnings per share - basic:
   Income before extraordinary item
                                                          $        0.69       $        0.91       $        1.07
   Extraordinary item, net of income tax benefit ...               --                 (0.02)              (0.04)
                                                          =============       =============       =============
       Net income per share
                                                          $        0.69       $        0.89       $        1.03
                                                          =============       =============       =============
Earnings per share - diluted:
   Income before extraordinary item ................      $        0.68       $        0.88       $        1.01
   Extraordinary item, net of income tax benefit ...               --                 (0.02)              (0.03)
                                                          =============       =============       =============
       Net income per share ........................      $        0.68       $        0.86       $        0.98
                                                          =============       =============       =============




See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  ADDITIONAL                           TOTAL
                                                       COMMON STOCK                PAID-IN         RETAINED         SHAREHOLDERS'
                                                   SHARES         PAR VALUE        CAPITAL         EARNINGS            EQUITY
                                                -----------      -----------     -----------      -----------     ---------------
BALANCES AT MAY 31, 1995 .................      14,853,000     $    743,000     $ 22,385,000      $ 11,541,000      $ 34,669,000
Proceeds from public offering ............       2,006,000          101,000       16,801,000              --          16,902,000
Exercise of stock options ................           9,000            1,000           44,000              --              45,000
Purchase of stock pool interest ..........            --               --            (51,000)             --             (51,000)
Compensation related to sale of common
   stock .................................            --               --             60,000              --              60,000
Repurchase of common stock ...............            --               --            (10,000)             --             (10,000)
Net income ...............................            --               --               --          10,552,000        10,552,000
                                              ------------     ------------     ------------      ------------      ------------

BALANCES AT MAY 31, 1996 .................      16,868,000          845,000       39,229,000        22,093,000        62,167,000
Exercise of stock options ................          78,000            3,000          488,000              --             491,000
Compensation related to sale of common
   stock .................................            --               --             23,000              --              23,000
Other ....................................            --               --             (5,000)             --              (5,000)
Net income ...............................            --               --               --          15,033,000        15,033,000
                                              ------------     ------------     ------------      ------------      ------------

BALANCES AT MAY 31, 1997 .................      16,946,000          848,000       39,735,000        37,126,000        77,709,000
Exercise of stock options ................          91,000            4,000          784,000              --             788,000
Conforming of year ends ..................            --               --               --            (678,000)         (678,000)
Stock issued for acquisitions ............         238,000           12,000        2,949,000              --           2,961,000
Net income ...............................            --               --               --          17,683,000        17,683,000
                                              ============     ============     ============      ============      ============

BALANCES AT MAY 31, 1998 .................      17,275,000     $    864,000     $ 43,468,000      $ 54,131,000      $ 98,463,000
                                              ============     ============     ============      ============      ============

See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED MAY 31,
                                                                       ------------------------------------------------------
                                                                           1996                 1997                1998
                                                                       -------------       -------------       -------------
Cash flows from operating activities:
   Net income ...................................................      $  10,552,000       $  15,033,000       $  17,683,000
   Adjustments to reconcile net income to net cash provided
     by  operating activities:
     Depreciation and amortization ..............................          2,166,000           4,060,000           5,634,000
     Provision for doubtful accounts, net .......................              7,000              50,000                --
     Minority interests in income of consolidated
       subsidiary ...............................................            297,000             314,000             223,000
     Loss on disposal of property and equipment .................             24,000                --                  --
     Compensation expense on sale of common stock ...............             60,000              23,000                --
     Earnings in affiliate ......................................           (188,000)           (549,000)         (1,211,000)
     Deferred taxes .............................................           (215,000)           (286,000)            163,000
     Extraordinary item .........................................               --               347,000             634,000
     Conforming of year ends ....................................               --                  --              (678,000)
     Change in assets and liabilities, net of acquisitions:
       Income tax receivable ....................................           (309,000)           (121,000)               --
       Increase in receivables ..................................         (2,826,000)           (236,000)         (8,106,000)
       Increase in inventories ..................................         (6,299,000)        (14,720,000)         (6,016,000)
       Increase in prepaid expenses and other current assets ....         (1,002,000)           (241,000)         (5,726,000)
       Decrease (increase) in other assets ......................         (1,670,000)            562,000            (636,000)
       Increase in accounts payable .............................          2,524,000           4,521,000           5,924,000
       Increase (decrease) in accrued expenses ..................          2,235,000          (2,762,000)          9,364,000
       Increase (decrease) in other liabilities .................          2,785,000          (3,004,000)               --
                                                                       -------------       -------------       -------------
         Net cash provided by operating
           activities ...........................................          8,141,000           2,991,000          17,252,000
                                                                       -------------       -------------       -------------

Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired ...               --            (6,613,000)         (2,812,000)
   Purchases of property, plant and equipment ...................         (6,832,000)        (10,628,000)        (14,715,000)
   Investment in mortgage affiliate .............................         (2,500,000)               --                  --
   Note receivable ..............................................         (3,000,000)               --                  --
                                                                       -------------       -------------       -------------
         Net cash used in investing activities ..................        (12,332,000)        (17,241,000)        (17,527,000)
                                                                       -------------       -------------       -------------
Cash flows from financing activities:
   Bank overdraft ...............................................            998,000          (1,177,000)               --
   Proceeds from issuance of common stock .......................         16,902,000                --                  --
   Participation in floor plan payable ..........................        (14,009,000)          8,637,000         (20,657,000)
   Borrowings under floor plan payable ..........................        125,466,000         154,864,000         168,093,000
   Repayments of floor plan payable .............................       (117,487,000)       (137,105,000)       (160,891,000)
   Proceeds from long-term debt borrowings ......................         14,315,000          48,830,000          61,000,000
   Principal payments of long-term debt .........................        (13,611,000)        (51,205,000)        (35,265,000)
   Exercise of stock options ....................................             46,000             491,000             788,000
   Purchase of common stock and interest in stock pool ..........            (61,000)               --                  --
   Other ........................................................           (108,000)            (63,000)               --
                                                                       -------------       -------------       -------------
         Net cash provided by financing activities ..............         12,451,000          23,272,000          13,068,000
                                                                       -------------       -------------       -------------
Net increase in cash and cash equivalents .......................          8,260,000           9,022,000          12,793,000
Cash and cash equivalents at beginning of year ..................         26,066,000          34,326,000          43,348,000
                                                                       =============       =============       =============
Cash and cash equivalents at end of year ........................      $  34,326,000       $  43,348,000       $  56,141,000
                                                                       =============       =============       =============

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

NATURE OF OPERATIONS

     The Company is a vertically integrated manufactured housing company. As of May 31, 1998, the Company manufactured a wide variety of manufactured homes from its eleven manufacturing facilities which are sold through 86 Company-owned retail sales centers in Texas, North Carolina, Alabama, Louisiana, New Mexico, Oklahoma, Colorado, Idaho, Mississippi, Tennessee, Utah, Virginia, Arkansas and Washington as well as a network of retail franchisees and independent dealers. In addition, the Company offers installment financing to purchasers of manufactured homes from its retail sales centers. The Company also offers retail customers, through both its Company-owned retail sales centers and certain independent retailers, a variety of insurance products, including property casualty insurance, credit life insurance and extended warranty coverage.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

RESERVES FOR FUTURE LOSSES ON CREDIT SALES

     The Company makes a current provision for estimated future losses on credit retail sales where the Company retains risk in the event of customer nonpayment of installment sales contracts. Typically, the Company's period of exposure to loss does not exceed three installment payments (60 days) on an individual contract. The amounts provided for estimated future losses on credit sales are determined based on the Company's historical loss experience after giving consideration to current economic conditions. In assessing current loss experience and economic conditions, management may adjust the reserve for losses on credit sales related to prior years' installment sales contracts. All adjustments are recognized currently.

ACCRUED WARRANTY AND SERVICE COSTS

     The Company makes a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in selling, general and administrative expenses in the consolidated statements of operations. For the years ended May 31, 1996, 1997 and 1998, warranty and service costs were $9,228,000, $11,400,000 and $18,009,000, respectively.

RESERVES FOR CONTINGENT REPURCHASE AGREEMENTS

     Reserves for contingent repurchase agreements are established for losses based on the Company's historical loss experience, and actual losses are charged to the reserve when incurred. Management, in assessing the loss experience, adjusts the reserves through periodic provisions. The Company has not incurred losses related to contingent repurchases for the years ended May 31, 1996, 1997 and 1998.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings per Share", specifies new measurement, presentation and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company has adopted SFAS No. 128 effective with the release of February 28, 1998 earnings data, and accordingly, has restated herein all previously reported earnings per share data after giving retroactive effect to the changes in capital structure discussed in Note 9. Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. A reconciliation of such earnings per share for the years ended May 31, 1996, 1997 and 1998 is as follows:

                                                                                      Per Share
                                                     Income           Shares           Amounts
         MAY 31, 1996                              ----------       ----------       ----------
Basic EPS
Net income                                        $10,552,000       15,186,200      $      0.69
                                                                                    ===========

Effects of dilutive securities - options                               391,998
                                                                   -----------
Diluted EPS                                       $10,552,000       15,578,198      $      0.68
                                                  ===========      ===========      ===========

         MAY 31, 1997
Basic EPS
Net income                                        $15,033,000       16,890,593      $      0.89
                                                                                    ===========

Effects of dilutive securities - options                               673,732
                                                                   -----------
Diluted EPS                                       $15,033,000       17,564,325      $      0.86
                                                  ===========      ===========      ===========

         MAY 31, 1998
Basic EPS
Net income                                        $17,683,000       17,196,426      $      1.03
                                                                                    ===========

Effects of dilutive securities - options                               938,966
                                                                   -----------
Diluted EPS                                       $17,683,000       18,135,392      $      0.98
                                                  ===========      ===========      ===========


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

CASH EQUIVALENTS

     Cash equivalents consist of short-term investments with an original maturity of three months or less, money market accounts and cash in transit from financial institutions. Cash in transit from financial institutions presents no risk to the Company regarding collectibility and is collected within 90 days. In addition, the Company has never experienced a loss because of a failure to collect amounts due from these financial institutions. Approximately 95% and 86% of the cash in transit from financial institutions balance at May 31, 1997 and 1998, respectively, is due from three lenders, of which 67% and 51%, respectively, is due from the Company's mortgage affiliate, 21st Century.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements and the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management believes adoption of SFAS 130 for fiscal year 1999 will not have a significant impact on the consolidated financial statements of the Company.

     In June 1997, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management believes adoption of SFAS 131 for fiscal year 1999 will not affect the results of operations or financial position but will affect the disclosure of segment information.

     In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), establishing accounting standards for such costs, as defined therein. Accordingly, certain costs of computer software developed or obtained for internal use should be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and should be adopted as of the beginning of the fiscal year. Management believes adoption of SOP 98-1 for fiscal year 2000 will not have a significant impact on consolidated financial statements of the Company.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), establishing accounting standards for costs of start-up activities, including organizational costs. Accordingly, such costs that were carried as an asset prior to the adoption of SOP 98-5 will be written off on the cumulative effect line in the statement of operations as of the beginning of the year adopted. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management believes the adoption of SOP 98-5 in fiscal year 2000 will not have a significant impact on the consolidated financial statements of the Company.


RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to classifications used in 1998.

(2)  PUBLIC OFFERING

     On April 2, 1996, the Company completed a public offering of 3,234,375 shares of common stock at $9.07 per share (adjusted for the 5-for-4 stock split and the 3-for-2 stock split discussed in Note 9). Of the shares offered, 2,006,250 shares were sold by the Company and 1,228,125 shares were sold by certain shareholders of the Company. Net proceeds of $17,120,000 (before offering expenses) from the offering were used by the Company to fund its growth strategy.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Current assets .................      $ 2,628,000
Property, plant and equipment ..        3,030,000
Goodwill .......................        6,201,000
Current liabilities ............       (2,906,000)
Notes payable ..................         (189,000)
                                      ===========
                                      $ 8,764,000
                                      ===========

Consideration:
   Cash ........................      $ 6,530,000
   Notes payable ...............        2,000,000
   Transaction costs ...........          234,000
                                      ===========
                                      $ 8,764,000
                                      ===========

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

Current assets .................      $  6,699,000
Property, plant and equipment ..         8,551,000
Goodwill .......................        23,880,000
Deferred taxes .................         2,777,000
Current liabilities ............       (17,843,000)
Notes payable ..................       (22,722,000)
                                      ============
                                      $  1,342,000
                                      ============

Consideration:
   Cash ........................      $    620,000
   Transaction costs ...........           722,000
                                      ============
                                      $  1,342,000
                                      ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Unaudited pro forma results of operations of the Company for the years ended May 31, 1996 and 1997, assuming the Guerdon, Heartland and Manu-Fac acquisitions had been consummated at June 1, 1995, is summarized as follows:

                                            YEARS ENDED MAY 31,
                                     --------------------------------
                                          1996              1997
                                      ------------      ------------
Revenues .......................      $416,788,000      $446,977,000
Operating income ...............        20,696,000        31,528,000
Income before taxes ............        13,775,000        25,489,000
Net income .....................         7,908,000        14,486,000
Earnings per share - diluted          $       0.51      $       0.82
                                      ============      ============


     On June 10, 1997, Brilliant was acquired by the Company, and 711,149 shares of the Company's common stock and options to purchase 38,852 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options. This transaction was accounted for as a pooling of interests. Prior to the acquisition, Brilliant used a fiscal year ending on December 31. The restated consolidated financial statements for the years ended May 31, 1996 and 1997 combine the Company's consolidated financial statements for the years ended May 31, 1996 and 1997 with Brilliant's consolidated financial statements for the years ended December 31, 1995 and 1996, respectively. Due to the different fiscal year ends, retained earnings includes an adjustment to record Brilliant's net loss for the five months ended May 31, 1997, which will not be included in the restated consolidated financial statements for any fiscal period.

     A summary of Brilliant's results of operations for the five months ended May 31, 1997 follows:

                        Net sales                       $     28,984,000
                        Total costs and expenses        $     29,845,000
                        Net loss                        $       (678,000)
                                                        ================


     A reconciliation of revenues and net income of the combined entities as restated for the years ended May 31, 1996 and 1997 follows:

                                 YEARS ENDED MAY 31,
                          ---------------------------------
                               1996              1997
                           ------------      ------------
Revenues:
American Homestar ...      $231,232,000      $339,979,000
Brilliant ...........        65,400,000        69,458,000
                           ------------      ------------
Combined ............       296,632,000       409,437,000
                           ============      ============
Net income:
American Homestar ...      $  9,756,000      $ 14,692,000
Brilliant ...........           796,000           341,000
                           ------------      ------------
Combined ............      $ 10,552,000      $ 15,033,000
                           ============      ============


     Adjustments to eliminate intercompany profit and conform Brilliant's method of accounting for inventory and

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accrued warranty costs with that of the Company reduced net income for each of the years ended May 31, 1996 and 1997 by $117,000 and $450,000, respectively. Included in Brilliant's fiscal 1996 net income is an extraordinary loss of $347,000, net of income tax benefit.

     On June 16, 1997, the Company completed the acquisition of N.C. Mobile Home Corporation (NC Homes), which operates 12 retail centers in North Carolina and one in Virginia. The results of the acquired operations of NC Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $3.6 million has been recorded as goodwill and is being amortized over 25 years. The fair value of assets acquired and liabilities assumed is summarized as follows:


Current assets .......      $ 7,994,000
Other assets .........          282,000
Goodwill .............        3,571,000
Floor plan payable ...       (6,691,000)
Accounts payable .....         (442,000)
Accrued liabilities ..         (214,000)
                            -----------
                            $ 4,500,000
                            ===========
Consideration:

Cash .................      $ 1,000,000
Note payable .........        1,500,000
Common stock .........        2,000,000
                            -----------
                            $ 4,500,000
                            ===========

     On January 6, 1998, the Company completed the acquisition of Davis Homes, Inc. which operates three retail centers in Alabama. The results of the acquired operations of Davis Homes, Inc. have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $2.1 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Current assets .......      $ 2,187,000
Other assets .........          518,000
Goodwill .............        2,075,000
Floor plan payable ...       (1,976,000)
Accrued liabilities ..         (121,000)
                            -----------
                            $ 2,683,000
                            ===========
Consideration:

Cash .................      $ 1,472,000
Note payable .........          247,000
Common stock .........          964,000
                            -----------
                            $ 2,683,000
                            ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The pro forma effects related to the NC Homes and Davis Homes, Inc. acquisitions are not significant.

(4)   INVENTORIES

     A summary of inventories follows:

                                                      MAY 31,
                                          --------------------------------
                                               1997             1998
                                           -----------      -----------
Manufactured homes:
   New ..............................      $41,767,000      $50,208,000
   Used .............................        4,715,000        6,744,000
Furniture and supplies ..............        3,374,000        5,884,000
Raw materials and work-in-process ...        8,353,000       11,240,000
                                           ===========      ===========
                                           $58,209,000      $74,076,000
                                           ===========      ===========

     Substantially all the Company's new and used manufactured homes were pledged as collateral against its floor plan credit facility (see note 6).


(5)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                                       MAY 31,
                                                             USEFUL      ------------------------------------
                                                              LIVES            1997                1998
                                                        ---------------  ---------------     ----------------
Land .............................................              --        $  4,821,000       $  5,477,000

Land improvements ................................          15 years         1,562,000          1,459,000
Buildings ........................................        5-30 years        24,555,000         28,584,000
Machinery and equipment ..........................        5-10 years         5,987,000          7,716,000
Furniture and equipment ..........................           5 years         4,330,000          6,997,000
Vehicles .........................................           3 years           853,000            926,000
Leasehold improvements ...........................        5-13 years         9,542,000         15,890,000
Construction in progress .........................              --              49,000          1,295,000
                                                                          ------------       ------------
                                                                            51,699,000         68,344,000
Assets to be disposed of .........................              --           3,263,000          2,959,000
Less accumulated depreciation and amortization ...                          (7,381,000)       (12,319,000)
                                                                          ============       ============
                                                                          $ 47,581,000       $ 58,984,000
                                                                          ============       ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6)  NOTES AND FLOOR PLAN PAYABLE

     The Company has a $125 million floor plan credit facility with Associates Housing Finance, LLC. ("Associates") to finance a major portion of its manufactured home inventory until such inventory is sold and contract proceeds are received. Amounts outstanding under the credit facility bear interest at prime less 0.50% (8.0% at May 31, 1998) with the Company's participations in the credit facility earning interest at prime less 0.75% (7.75% at May 31, 1998). The floor plan debt is secured by substantially all of the Company's manufactured home inventory and cash in transit from financial institutions. The Company may increase or decrease the participation at any time and may require Associates to re-purchase all of its participation.

     Amounts due under the floor plan credit facility follows:

                                                          MAY 31,
                                            ------------------------------------
                                                      1997               1998
                                              ------------       ------------
Floor plan payable .....................      $ 66,735,000       $ 84,573,000
Participations in floor plan payable ...       (20,453,000)       (41,110,000)
                                              ============       ============

         Net floor plan payable ........      $ 46,282,000       $ 43,463,000
                                              ============       ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of notes payable follows:

                                                                                            MAY 31,
                                                                              ---------------------------------
                                                                                    1997             1998
                                                                                 -----------      -----------
Senior notes payable to financial institutions in annual installments of
    $10,166,667 beginning July 10, 2002, plus interest at 8.32%,
    due July 10, 2007  ....................................................      $      --        $61,000,000
Note payable to a financial institution in monthly installments of
    $188,334, plus interest at LIBOR plus 2%, due February 28, 2002
    Paid in full on July 15, 1997  ........................................       10,358,000             --
Note payable to a financial institution in monthly installments of
    $38,889, plus interest at LIBOR plus 2%, due February 28, 2002
    Paid in full on July 15, 1997  ........................................        6,806,000             --
Note payable to a financial institution in monthly installments of
    $104,762 through December 1997 and $54,762 thereafter, plus interest at LIBOR plus 2%, due February 28, 2002; secured by
    property, plant and equipment.  Paid in full on July 15, 1997  ........        4,112,000             --
Notes payable to a financial institution in quarterly installments of
    $45,334, plus interest at 8.57%, due April 1, 2000; secured by
    property, plant and equipment.  Paid in full on July 15, 1997 .........        2,403,000             --
Note payable to a financial institution in monthly installments of
    $11,667, plus interest at LIBOR plus 2%, due February 28, 2002;
    secured by property, plant and equipment.  Paid in full on July
    15, 1997 ..............................................................        2,018,000             --
Notes payable, $750,000 due on September 3, 1997 with quarterly
    installments of  $187,500 thereafter, plus interest at 8.5% ...........        1,500,000          188,000
Note payable due September 3, 1997, plus interest at 8.5% .................          250,000             --
Note payable in annual installments of $500,000 with final payment of
    $383,000, plus interest at 7.5%, due June 16, 2000 ....................             --          1,383,000
Note payable to a bank in monthly installments of $3,429, including
    interest at 10% through July 2001; secured by land ....................          138,000          109,000
Notes payable in monthly installments of $1,686, including interest
    at 10.5% due May 2002; secured by land ................................           77,000           65,000
Note payable in monthly installments of $1,934, including interest at
    10% due November, 2010; secured by land ...............................          171,000          165,000
Note payable in monthly installments of $2,500, including interest at
    8% due June, 2000; secured by land ....................................             --             59,000
Note payable in monthly installments of $1,170, including interest at
    9.5% due July, 2012; secured by land ..................................             --            105,000
Note payable in monthly installments of $2,167, including interest at
    10% due September, 2004; secured by land ..............................             --            157,000
Note payable in annual installments of $150,000 and $165,000, plus
    interest at 9% due April, 2000; secured by land .......................             --            315,000
 Term loan payable to bank, due in quarterly installments ranging from $175,000 to $220,000, through January 2001 with interest
    payable at prime rate plus 1.5%.  Repaid in 1997 ......................        3,500,000             --
Term loan payable to commercial finance company; with interest payable at prime rate plus 4.5%, net of amortized discount of
    $83,953, based on an effective interest rate of 17%.  Repaid in
    1997 ..................................................................          617,000             --
Revolving loan, due November 2001. Repaid in 1997 .........................        2,834,000             --
Other .....................................................................          512,000          482,000
                                                                                 -----------      -----------

         Total ............................................................       35,296,000       64,028,000

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     May 31,
                                                        --------------------------------
                                                             1997             1998
                                                          -----------      -----------
Less current installments ..........................        6,161,000          941,000
                                                          -----------      -----------

         Notes payable, less current installments ..      $29,135,000      $63,087,000
                                                          ===========      ===========

     The aggregate maturities of notes payable for each of the five years subsequent to May 31, 1998 follow:

                            1999...................................................  $      941,000
                            2000...................................................         813,000
                            2001...................................................         505,000
                            2002...................................................          69,000
                            2003...................................................      10,209,000
                            Thereafter.............................................      51,491,000
                                                                                     ==============
                                                                                     $   64,028,000
                                                                                     ==============

     On July 15, 1997, the Company completed the private placement of $61 million of 8.32% senior unsecured notes with an average life of 7.5 years and a final maturity in July 2007. The Company used the net proceeds from this debt to repay approximately $25 million in existing secured bank indebtedness and approximately $6 million in secured debt of Brilliant. Consequently, the Company recorded an extraordinary loss of $634,000 (net of income tax benefit), which represents the write-off of unamortized debt issue costs as well as a prepayment penalty associated with the early repayment of the bank debt.

(7)  INCOME TAXES

     The provision for income taxes related to operations in the consolidated statements of operations is summarized below:

                                                                 YEARS ENDED MAY 31,
                                           ------------------------------------------------------
                                                 1996               1997               1998
                                            ------------       ------------       ------------
Federal-current expense ..............      $  6,257,000       $  9,139,000       $ 11,191,000
Federal-deferred expense (benefit) ...          (153,000)          (115,000)           134,000
State-current expense ................           978,000          1,504,000          2,192,000
State-deferred expense (benefit) .....            (6,000)           (16,000)            29,000
                                            ------------       ------------       ------------

       Total .........................      $  7,076,000       $ 10,512,000       $ 13,546,000
                                            ============       ============       ============

     The Company files a consolidated return for federal tax purposes; accordingly, taxes at statutory rates are computed based on earnings before minority interests. The provision for income taxes related to operations varied from the amount computed by applying the U.S. federal statutory rate as a result of the following:

                                                                      YEARS ENDED MAY 31,
                                                     -------------------------------------------------
                                                         1996              1997             1998
                                                      -----------       -----------      -----------
Computed "expected" tax expense ................      $ 6,208,000       $ 9,077,000      $10,806,000
State income tax, net of federal tax benefit ...          632,000           961,000        1,444,000
Nondeductible goodwill .........................             --             148,000          273,000
Nondeductible pooling costs ....................             --                --            626,000
Effect of graduated tax rates ..................         (145,000)             --               --
Other, net .....................................          381,000           326,000          397,000
                                                      -----------       -----------      -----------

       Total ...................................      $ 7,076,000       $10,512,000      $13,546,000
                                                      ===========       ===========      ===========

                                      F-18

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                 MAY 31,
                                                                   ----------------------------------
                                                                         1997              1998
                                                                      -----------       -----------
Current deferred taxes:
    Inventory costs capitalized for tax purposes ...............      $   293,000       $   395,000
    Liabilities not deductible until paid ......................        3,944,000         3,230,000
    Other ......................................................          367,000           780,000
                                                                      -----------       -----------

         Current deferred tax assets ...........................      $ 4,604,000       $ 4,405,000
                                                                      ===========       ===========

Noncurrent deferred taxes:
    Noncurrent deferred tax assets:
      Plant and equipment, principally due to differences in
        depreciation and estimated costs to dispose of
        manufacturing facilities ...............................      $   235,000       $   198,000
    Noncurrent deferred tax liabilities:
      Goodwill .................................................         (307,000)         (285,000)
      Plant and equipment, principally due to differences in
        depreciation ...........................................         (163,000)         (112,000)
                                                                      -----------       -----------

         Noncurrent net deferred tax liability .................      $  (235,000)      $  (199,000)
                                                                      ===========       ===========

     Management of the Company considers it more likely than not that all the deferred tax assets will be realized due to sufficient taxable income in future years.


(8)  INVESTMENT IN AFFILIATED COMPANIES

     In September 1995, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century, a newly formed mortgage company which commenced operations in October 1995 and provides retail financing to manufactured home buyers. 21st Century is 50% owned by the Company with the remaining 50% ownership divided equally between 21st Century's management and Clayton Homes, Inc. ("Clayton"). The Company has an option to purchase the stock owned by Clayton and the management of 21st Century after September 15, 2000. Summary financial information for 21st Century, derived from its audited financial statements, for the years ended May 31, 1997 and 1998 follows:

                                 1997               1998
                              -----------      -----------
Total assets ...........      $28,477,000      $30,240,000
                              ===========      ===========

Total liabilities ......      $23,065,000      $22,407,000
Shareholders' equity ...      $ 5,412,000      $ 7,833,000
                              ===========      ===========

Total revenues .........      $ 4,212,000      $11,634,000
Net income .............      $   541,000      $ 2,422,000
                              ===========      ===========

             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9)  SHAREHOLDERS' EQUITY

     On December 15, 1995, the Company effected a 5-for-4 stock split effective immediately for shareholders of record on January 5, 1996 and payable on January 18, 1996.

     On January 10, 1997, the Company effected a 5-for-4 stock split effective immediately for shareholders of record on January 24, 1997 and payable on February 7, 1997.

     On October 6, 1997, the Company effected a 3-for-2 stock split effective immediately for shareholders of record on October 17, 1997 and payable on October 31, 1997.

     The consolidated financial statements, including all references to the number of shares of common stock and all per share information, have been adjusted to reflect the common stock splits.

     During 1993, the Company and its principal shareholders sold common stock to certain employees at amounts less than fair value through the issuance of notes receivable. The fair value was determined by an independent appraisal. Compensation expense resulting from the sale of these shares was $60,000, $23,000 and $0 for the years ended May 31, 1996, 1997 and 1998, respectively.

     A summary of common stock sold by the Company and its principal shareholders during the year ended May 31, 1994 follow:

                                                      NUMBER         PRICE PAID         FAIR
                                                    OF SHARES           PER          VALUE PER      DATE COMMON
                                                       SOLD            SHARE           SHARE        STOCK SOLD
                                                    ----------      ----------       ----------     ----------
     Common stock sold by the
              Company......................           81,516             $1.51            $1.65     September 30, 1993,
                                                                                                    October 31, 1993, and
                                                                                                    February 28, 1994
     Common stock sold by principal
              shareholders.................          211,056       $0.00--0.71      $1.61--1.65     June 2, 1993 and
                                                                                                    October 15, 1993

(10) STOCK COMPENSATION PLAN

     During 1994, the Company adopted the 1994 Stock Compensation Plan (the "Plan") whereby employees, independent directors and advisors are eligible to receive awards under the Plan. The Plan is administered by a committee of the Board of Directors (the "Committee"). An aggregate of 2,250,000 shares of common stock has been authorized and reserved for issuance under the Plan pursuant to the exercise of options or grant of restricted stock awards.

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

             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Option activity for the Company's 1994 Stock Compensation Plan follows:

                                    1994 STOCK         WEIGHTED
                                   COMPENSATION        AVERAGE
                                       PLAN        EXERCISE PRICE
                                 ---------------  ----------------

Outstanding, May 31, 1995 ...         491,954       $     3.49
     Granted ................         849,844             6.40
     Options exercised ......         (13,361)            3.41
     Canceled ...............         (75,703)            4.72
                                    ---------

Outstanding, May 31, 1996 ...       1,252,734             5.40
     Granted ................         714,444             9.26
     Options exercised ......         (77,826)            5.04
     Canceled ...............         (90,174)            7.77
                                    ---------

Outstanding, May 31, 1997 ...       1,799,178             6.84
     Granted ................         256,625            14.81
     Options exercised ......         (91,210)            4.91
     Canceled ...............        (273,510)            8.05
                                    ---------

Outstanding, May 31, 1998 ...       1,691,083       $     8.13
                                   ==========

     A summary of the Company's 1994 Stock Compensation Plan at May 31, 1998 follows:

                                                                   EXERCISE PRICES
                                       ------------------------------------------------------------------------------
                                           $3.41--$6.24        $7.04--$9.07      $9.20--$19.25           TOTAL
                                       ------------------  -------------------  ------------------  -----------------
Options outstanding ...............            723,587            619,768            347,728          1,691,083
Weighted average exercise price
   - options outstanding ..........      $        4.68      $        8.80      $       14.13      $        8.13
Options exercisable ...............            336,422             78,791             21,703            436,916
Weighted average exercise price
   - options exercisable ..........      $        4.56      $        7.79      $       12.61      $        5.54
Weighted average remaining
   contractual life (years) .......               2.52               5.98               5.86               4.47

     During fiscal 1997, the Company granted each co-chief executive officer a non-qualified stock option to purchase 140,625 shares of the Company's common stock at $9.07 per share, the then fair market value of the Company's common stock, under a Non-Qualified Stock Option Agreement (the "Option Agreements"). Each option is exercisable after November 15, 2005 and terminates on November 15, 2006. However, each option may be exercisable earlier according to the following schedule:

                 46,875 shares      If the Company's market
                                    capitalization equals or exceeds $300
                                    million at any time on or prior to November
                                    15, 2000 which was exceeded during fiscal
                                    1998.

                 46,875 shares      If the Company's market
                                    capitalization equals or exceeds $400
                                    million at any time on or prior to November
                                    15, 2000 which was exceeded during fiscal
                                    1998.

                 46,875 shares      If the Company's market
                                    capitalization equals or exceeds $500
                                    million at any time on or prior to November
                                    15, 2000.

             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     As permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation cost has been recognized in fiscal 1996, 1997 and 1998 related to stock option grants. Had compensation cost been determined on the basis of SFAS 123, net income and earnings per share would have been as follows:

                                                         YEARS ENDED MAY 31,
                                    --------------------------------------------------------
                                           1996                1997                1998
                                     --------------      --------------      --------------
Net income:
     As reported ..............      $   10,552,000      $   15,033,000      $   17,683,000
     Pro forma ................          10,312,000          14,692,000          16,806,000

Basic Earnings per Share:
     As reported ..............      $         0.69      $         0.89      $         1.03
     Pro forma ................      $         0.68      $         0.87      $         0.98

Diluted Earnings per Share:
     As reported ..............      $         0.68      $         0.86      $         0.98
     Pro forma ................                0.67                0.84                0.93


     The fair value of each common stock option grant is estimated on the date of the grant using the Black Scholes option-pricing model with the following assumptions used for grants from all plans in fiscal 1996, 1997 and 1998:

                                                                              YEARS ENDED MAY 31,
                                                          --------------------------------------------------------
                                                                 1996                 1997                1998
                                                          ----------------     ---------------     ---------------
      Expected life (years).............................      3-5 years            4-9 years           4-9 years
      Risk-free interest rate...........................     6.32%-6.57%          6.40%-6.66%         5.41%-5.55%
      Expected volatility...............................           .557                 .557                .584
      Expected dividend rate............................            0.0%                 0.0%                0.0%



(11) EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements, effective October 1, 1996, with the co-chief executive officers of the Company. Each agreement specifies a base salary of $235,000 per year plus an annual bonus of 2.25% of the Company's after-tax consolidated net income. Pursuant to these agreements, each co-chief executive officer was granted a stock option to purchase 93,750 shares of common stock pursuant to the Company's 1994 Stock Compensation Plan (see note 10). In addition, each co-chief executive officer was granted a Non-Qualified Stock Option to purchase 140,625 shares of common stock at $9.07, the fair value of the Company's common stock on the date of grant, under the Option Agreements (see note 10).

(12) RELATED PARTY BALANCES AND TRANSACTIONS

     MOAMCO Properties, Inc. (MOAMCO), an entity owned by the Company's Chairman and Co-Chief Executive Officer, and Byway Partners, Ltd. ("Byways") a limited partnership in which the Company's President and Co-Chief Executive Officer is a limited partner and a family member is the general partner leased to the Company two facilities used in the manufacturing operations ("the Lancaster Facility" and "the Burleson Facility"). The amount paid to MOAMCO and Byways during the year ended May 31, 1996 was $12,500. During the year May 31, 1996, the Company exercised its option to purchase the Lancaster Facility and the Burleson Facility for $1,450,000 and $1,500,000, respectively. The purchase price was based on independent appraisals and ratified by the Company's Board of Directors.

             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     MOAMCO also owns and leases to the Company, under operating leases, land, improvements and buildings related to three sales centers. During the years ended May 31, 1996, 1997 and 1998, the Company paid MOAMCO approximately $144,000, $78,000 and $78,000 respectively, for these operating leases (see note
13).
     21st Century pays the Company a fee based on the interest rate charged on the installment contracts and the loan volume received from each retail center. During the years ended May 31, 1996, 1997 and 1998, 21st Century paid the Company $6,000, $500,000 and $1,300,000, respectively.


(13) COMMITMENTS AND CONTINGENCIES

REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by a dealer on its obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). As of May 31, 1998 and 1997, the Company was at risk to repurchase approximately $80.9 million and $59.1 million, respectively, of manufactured homes.

LEGAL MATTERS

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

SAVINGS PLAN

     During 1992, the Company adopted the American Homestar Corporation 401(k) Retirement Plan (the "Savings Plan") whereby all employees of the Company are eligible to participate in the Savings Plan who have completed one year of service and have reached the age of twenty and one-half. The Savings Plan is administered by a Plan Administrator appointed by the Company. Eligible employees may contribute a portion of their annual compensation up to the legal maximum established by the Internal Revenue Service for each plan year. The Company's matching contributions are at the discretion of the Company and may be made up to a maximum of 3% each plan year. Employee contributions are immediately vested. Company contributions vest over the first six years of employment. Amounts contributed by the Company to the Savings Plan for the years ended May 31, 1996, 1997 and 1998 were $120,000, $185,000, and $263,000, respectively.

WORKERS COMPENSATION LIABILITY

     The Company has rejected the insurance coverage provided by the Texas Workers' Compensation Act. While the Company maintains excess indemnity insurance, the Company's portion of self-insured retention is $250,000 per occurrence. Management, in assessing loss experience, adjusts the reserve through periodic provisions.

LEASES

     The Company is obligated under various noncancelable operating lease agreements with varying monthly payments and varying expiration dates through 2004. Rental expense under operating leases for the years ended May 31, 1996, 1997 and 1998 were $1,509,000, $2,644,000, and $3,505,000, respectively.

             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Aggregate annual rental payments, that include amounts due to related parties, on future lease commitments at May 31, 1998 were as follows:

                   TOTAL LEASE         AMOUNTS DUE
                   COMMITMENTS       RELATED PARTIES
                   -----------      ----------------
1999 .........      $2,934,000      $   78,000
2000 .........       1,995,000            --
2001 .........       1,347,000            --
2002 .........         941,000            --
2003 .........         593,000            --
Thereafter ...          72,000            --
                    ----------      ----------
                    $7,882,000      $   78,000
                    ==========      ==========


(14) CONCENTRATIONS OF RISK

     For the years ended May 31, 1996, 1997 and 1998, the Company had one producer that supplied 26%, 18% and 10%, respectively, of the new houses sold by Company-owned retail sales centers. The Company has a credit facility with one lender to finance the majority of its new home inventory. The loss of this lender could have a material adverse effect on the Company's operations. A majority of the Company-owned retail sales centers are located in Texas.


(15) SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS

     The Company had the following non-cash investing and financing activities:

                                                                            YEARS ENDED MAY 31,
                                                          --------------------------------------------------------
                                                               1996                 1997                1998
                                                          ----------------     ---------------     ---------------
      Purchase of property, plant and equipment through
         the issuance of notes payable..................  $   2,000,000        $   4,500,000       $   2,020,000

     Supplemental disclosures of cash flow information are as follows:

                                                                            YEARS ENDED MAY 31,
                                                          --------------------------------------------------------
                                                               1996                 1997                1998
                                                          ----------------     ---------------     ---------------
      Income taxes paid.................................  $   8,148,000        $  10,181,000       $  11,721,000
      Interest paid.....................................      3,381,000            5,823,000           6,747,000

             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(16) BUSINESS SEGMENTS

     The Company operates primarily in three business segments, retail sales, manufacturing of manufactured housing and financial services. The following table summarizes, for the periods indicated, the amounts of consolidated net revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization attributable to these segments.

                                                                         YEARS ENDED MAY 31,
                                                       --------------------------------------------------------
                                                              1996                1997                1998
                                                        -------------       -------------       -------------
      Net revenues:
                Retail ...........................      $ 185,890,000       $ 227,901,000       $ 275,492,000
                Manufacturing ....................        171,242,000         274,004,000         354,609,000
                Financial services ...............          4,130,000           5,282,000          14,798,000
                Other ............................         11,587,000          14,305,000          16,995,000
                                                        -------------       -------------       -------------
                                                          372,849,000         521,492,000         661,894,000
                Intersegment revenues ............        (76,217,000)       (112,055,000)       (147,955,000)
                                                        -------------       -------------       -------------
                                                        $ 296,632,000       $ 409,437,000       $ 513,939,000
                                                        =============       =============       =============
      Operating income:
                Retail ...........................      $  10,430,000       $  13,455,000       $  10,958,000
                Manufacturing ....................         10,040,000          21,010,000          28,995,000
                Financial services ...............          1,192,000           1,844,000           2,751,000
                Other ............................          1,005,000           1,014,000           3,545,000
                                                        -------------       -------------       -------------
                                                           22,667,000          37,323,000          46,249,000
                Intersegment profits .............           (393,000)         (3,987,000)         (4,172,000)
                Corporate general and
                administrative expenses ..........           (728,000)         (2,154,000)         (3,770,000)
                                                        -------------       -------------       -------------
                                                        $  21,546,000       $  31,182,000       $  38,307,000
                                                        =============       =============       =============
      Identifiable assets:
                Retail ...........................      $  75,542,000       $  96,904,000       $ 149,149,000
                Manufacturing ....................         44,312,000         106,957,000         114,306,000
                Financial services ...............          5,707,000           4,829,000           8,118,000
                Other ............................            672,000           2,331,000           2,123,000
                                                        -------------       -------------       -------------
                                                        $ 126,233,000       $ 211,021,000       $ 273,696,000
                                                        =============       =============       =============
      Capital expenditures:
                Retail ...........................      $   2,066,000       $   1,131,000       $   5,203,000
                Manufacturing ....................          4,766,000           9,493,000           9,501,000
                Financial services ...............               --                  --                11,000
                Other ............................               --                 4,000                --
                                                        -------------       -------------       -------------
                                                        $   6,832,000       $  10,628,000       $  14,715,000
                                                        =============       =============       =============
      Depreciation and amortization:
                Retail ...........................      $     935,000       $   1,617,000       $   2,528,000
                Manufacturing ....................          1,194,000           2,386,000           3,046,000
                Financial services ...............              8,000              11,000              14,000
                Other ............................             29,000              46,000              46,000
                                                        -------------       -------------       -------------
                                                        $   2,166,000       $   4,060,000       $   5,634,000
                                                        =============       =============       =============

             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Intersegment sales are primarily sales by the manufacturing segment to the retail segment and are transferred at market price. Earnings in affiliate in the consolidated statements of operations relate to the financial services segment.

(17)  SUBSEQUENT EVENTS

     Effective July 1, 1998, the Company completed the acquisition of First Value Homes, Inc. for a combination of cash and stock totaling $9 million. The final determination of the purchase price, which is subject to certain performance targets, will be made in the second quarter of fiscal 1999. The transaction will be accounted for as a purchase.

     On May 28, 1998, the Company signed definitive agreements to acquire R-Anell Custom Homes, Inc. and its related manufacturing operations, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. ("R-Anell"). The transactions, for a combination of cash and stock totaling $30 million, are expected to close in the second quarter of fiscal 1999 and will be accounted for as a purchase.

     On June 18, 1998, at a special meeting, the Company's shareholders approved an increase in the number of authorized common shares from 20 million shares to 50 million shares.

(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended May 31, 1997 and 1998:

                                         FIRST        SECOND        THIRD       FOURTH
                                        QUARTER      QUARTER       QUARTER      QUARTER         TOTAL
                                      -----------  ------------  ------------  ------------  ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      1997
    Revenues ....................      $ 82,495      $109,230      $101,572      $116,140      $409,437
    Operating income ............         6,081         7,886         7,361         9,854        31,182
    Net income ..................         3,155         3,869         3,421         4,588        15,033
    Earnings per share-basic ....          0.19          0.23          0.20          0.27          0.89
    Earnings per share-diluted ..          0.19          0.22          0.19          0.26          0.86


      1998
    Revenues ....................      $124,732      $125,014      $117,331      $146,862      $513,939
    Operating income ............         7,054         9,710         9,230        12,313        38,307
    Net income ..................         1,820         4,819         4,480         6,564        17,683
    Earnings  per share-basic ...          0.11          0.28          0.26          0.38          1.03
    Earnings  per share-diluted .          0.10          0.27          0.25          0.36          0.98

                                                                     SCHEDULE II
                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS
                                           ---------------------------------------------
                             BALANCE AT     CHARGED TO     CHARGED TO                                    BALANCE AT
                             BEGINNING       COSTS AND        OTHER                                        END OF
DESCRIPTION                     YEAR         EXPENSES       ACCOUNTS        OTHER (1)      DEDUCTIONS       YEAR
-----------------------------------------  -------------- --------------  --------------  ------------- --------------
Year ended May 31, 1996
   Warranty and service...  $  1,160,000   $   9,228,000  $         --    $          --   $  7,754,000  $  2,634,000

Year ended May 31, 1997
   Warranty and service...  $  2,634,000   $  11,400,000  $         --    $   3,832,000   $ 11,510,000  $  6,356,000

Year ended May 31, 1998
   Warranty and service...  $  6,356,000   $  18,009,000  $         --    $          --   $ 18,105,000  $  6,260,000

(1) Amount represents acquired reserve for warranty and service costs.

                               INDEX TO EXHIBITS

                                                                         EXHIBIT             REPORT WITH WHICH
DESCRIPTION                                                                NO.               EXHIBIT WAS FILED
------------                                                            ----------     ------------------------------
Securities   Purchase   Agreement  by  and  among  Brilliant   Holding     2.1         July 1997, Form 8-K/A
   Corporation   (Brilliant),   the  Brilliant   Securityholders   and
   American Homestar Corporation
First  Amendment  to the  Securities  Purchase  Agreement by and among     2.2         July 1997, Form 8-K/A
   Brilliant,  the  Brilliant  Securityholders  and American  Homestar
   Corporation.
Agreement and Plan of Merger between  American  Homestar  Corporation,     2.3         May 1997, Form 10-K
   Nationwide N.C. Homes,  Inc., N.C. Mobile Home Corp., and Robert H.
   Sauls.
Restated Articles of Incorporation of American Homestar Corporation.       3.1         S-1 Registration Statement
                                                                                       No. 33-78630
Articles of Amendment to the Restated Articles of Incorporation            3.2         Filed herewith
Amended and Restated Bylaws of American Homestar Corporation.              3.3         S-1 Registration Statement
                                                                                       No. 33-78630
Form of certificate  evidencing  ownership of Common Stock of American     4.1         S-1 Registration Statement
   Homestar Corporation.                                                               No. 33-78630
$61,000,000 Senior Unsecured Notes, dated July 15, 1997.                  10.1         February 1998, Form 10-Q
Employment Agreement,  dated as of November 15, 1996, between Finis F.    10.2         February 1997, Form 10-Q
   Teeter and American Homestar Corporation.
Employment Agreement,  dated as of November 15, 1996, between Laurence    10.3         February 1997, Form 10-Q
   A. Dawson, Jr. and American Homestar Corporation.
Employment Agreement, dated as of August 23, 1997, between Ronald         10.4         August 1997, Form 10-Q
   McCaslin and American Homestar Corporation.
Nonqualified  Stock Option Agreement,  dated November 15, 1996 between    10.5         February 1997, Form 10-Q
   Finis F. Teeter and American Homestar Corporation.
Nonqualified  Stock Option Agreement,  dated November 15, 1996 between    10.6         February 1997, Form 10-Q
   Laurence A. Dawson, Jr. and American Homestar Corporation.
Amendment to Life  Reinsurance  Contract,  dated December 31, 1996, by    10.7         February 1997, Form 10-Q
   and between Lifestar  Reinsurance Limited and American Bankers Life
   Assurance Company of Florida
Amendment to The  Associates  (formerly  Ford Finance  Company,  Inc.)    10.8         November 1996, Form 10-Q
   Inventory Financing Agreement
None                                                                      11
None                                                                      12
None                                                                      13
None                                                                      16
None                                                                      18
List of Subsidiaries                                                      21           Filed herewith
None                                                                      22
Consent of KPMG Peat Marwick LLP                                          23           Filed herewith
Consent of Deloitte & Touche L.L.P.                                       23.1         Filed herewith
Financial Data Schedule                                                   27           Filed herewith
None                                                                      99