Form 10-Q
period 1998-08-31
AMERICAN HOMESTAR CORP
filed 1998-10-14
CIK 922812

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1998.

               COMMON STOCK, PAR VALUE $.05 PER SHARE  17,559,921
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements
         Consolidated Balance Sheets -- May 31, 1998 and August 31,
         1998........................................................    2
         Consolidated Statements of Operations -- three months ended
         August 31, 1997 and 1998....................................    3
         Consolidated Statements of Cash Flows -- three months ended
         August 31, 1997 and 1998....................................    4
         Notes to Consolidated Financial Statements..................    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9

                       PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................   14

                        PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                MAY 31,       AUGUST 31,
                                                                  1998           1998
                                                              ------------   ------------
                                                                             (UNAUDITED)
Current assets:
  Cash......................................................  $ 20,852,000   $ 27,463,000
  Cash in transit from financial institutions...............    35,289,000     36,312,000
                                                              ------------   ------------
          Total cash and cash equivalents...................    56,141,000     63,775,000
  Inventories, net..........................................    74,076,000     82,245,000
  Accounts receivable.......................................    22,468,000     29,696,000
  Manufacturer incentives receivable........................     2,839,000      3,376,000
  Deferred tax assets.......................................     4,405,000      4,451,000
  Prepaid expenses and other current assets.................     9,952,000     11,075,000
                                                              ------------   ------------
          Total current assets..............................   169,881,000    194,618,000
Property, plant and equipment, net..........................    58,984,000     64,449,000
Goodwill (net of accumulated amortization of $9,173,000 and
  $9,411,000, respectively).................................    36,952,000     44,966,000
Investment in affiliate.....................................     3,916,000      4,452,000
Other assets................................................     3,963,000      3,968,000
                                                              ------------   ------------
                                                              $273,696,000   $312,453,000
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and capital
     leases.................................................  $    941,000   $  1,244,000
  Floor plan payable, net of participations.................    43,463,000     66,426,000
  Accounts payable..........................................    27,840,000     28,514,000
  Accrued expenses..........................................    32,510,000     35,080,000
  Accrued warranty costs....................................     6,260,000      6,370,000
                                                              ------------   ------------
          Total current liabilities.........................   111,014,000    137,634,000
Notes payable and capital leases, less current
  installments..............................................    63,087,000     63,629,000
Deferred tax liabilities....................................       199,000        198,000
Minority interest in consolidated subsidiary................       933,000        998,000
Shareholders' equity:
  Preferred stock, no par value, authorized 5,000,000
     shares; no shares issued...............................            --             --
  Common stock, $0.05 par value; authorized 50,000,000
     shares; issued and outstanding 17,274,667 and
     17,536,421 shares at May 31, 1998 and August 31, 1998,
     respectively...........................................       864,000        877,000
  Additional paid-in capital................................    43,468,000     49,201,000
  Retained earnings.........................................    54,131,000     59,916,000
                                                              ------------   ------------
          Total shareholders' equity........................    98,463,000    109,994,000
                                                              ------------   ------------
                                                              $273,696,000   $312,453,000
                                                              ============   ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED AUGUST 31,
                                                              -----------------------------
                                                                  1997            1998
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
Revenues:
  Net sales.................................................  $118,360,000    $137,880,000
  Other revenues............................................     6,372,000       9,651,000
                                                              ------------    ------------
          Total revenues....................................   124,732,000     147,531,000
                                                              ------------    ------------
Costs and expenses:
  Cost of sales.............................................    89,241,000      99,934,000
  Selling, general and administrative.......................    26,012,000      36,137,000
  Acquisition costs.........................................     2,425,000              --
                                                              ------------    ------------
          Total costs and expenses..........................   117,678,000     136,071,000
                                                              ------------    ------------
          Operating income..................................     7,054,000      11,460,000
Interest expense............................................    (1,894,000)     (2,444,000)
Other.......................................................         1,000              --
                                                              ------------    ------------
          Income before items shown below...................     5,161,000       9,016,000
Income tax expense..........................................     2,900,000       3,703,000
                                                              ------------    ------------
          Income before items shown below...................     2,261,000       5,313,000
Earnings in affiliate.......................................       240,000         536,000
Minority interests..........................................       (47,000)        (65,000)
                                                              ------------    ------------
          Net income before items shown below...............     2,454,000       5,784,000
Extraordinary item (net of income tax benefit of
  $412,000).................................................      (634,000)             --
                                                              ------------    ------------
          Net income........................................  $  1,820,000    $  5,784,000
                                                              ============    ============
Earnings per share -- basic:
  Income before extraordinary item..........................  $       0.15    $       0.33
  Extraordinary item, net of income tax benefit.............         (0.04)             --
                                                              ------------    ------------
          Net income per share..............................  $       0.11    $       0.33
                                                              ============    ============
Earnings per share -- diluted:
  Income before extraordinary item..........................  $       0.13    $       0.31
  Extraordinary item, net of income tax benefit.............         (0.03)             --
                                                              ------------    ------------
          Net income per share..............................  $       0.10    $       0.31
                                                              ============    ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED AUGUST 31,
                                                              -----------------------------
                                                                  1997            1998
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $  1,820,000    $  5,784,000
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     1,272,000       1,491,000
     Minority interests in income of consolidated
       subsidiary...........................................        47,000          65,000
     Earnings in affiliate..................................      (240,000)       (536,000)
     Deferred taxes.........................................       200,000          46,000
     Extraordinary item.....................................       634,000              --
     Conforming of year ends................................      (678,000)             --
     Change in assets and liabilities, net of acquisitions
       Increase in receivables..............................    (5,498,000)     (2,724,000)
       Decrease (increase) in inventories...................       161,000      (5,737,000)
       Decrease (increase) in prepaid expenses and other
          current assets....................................       303,000        (946,000)
       Decrease in other assets.............................       218,000         876,000
       Decrease in accounts payable.........................      (670,000)       (649,000)
       Increase in accrued expenses.........................     2,458,000       1,418,000
                                                              ------------    ------------
          Net cash provided by (used in) operating
            activities......................................        27,000        (912,000)
                                                              ------------    ------------
Cash flows from investing activities:
  Payment for purchase of acquisitions, net of cash
     acquired...............................................      (349,000)     (4,483,000)
  Purchases of property, plant and equipment................    (1,055,000)     (4,945,000)
                                                              ------------    ------------
          Net cash used in investing activities.............    (1,404,000)     (9,428,000)
                                                              ------------    ------------
Cash flows from financing activities:
  Participation in floor plan payable.......................   (27,484,000)     11,408,000
  Borrowings under floor plan payable.......................    40,521,000      52,221,000
  Repayments of floor plan payable..........................   (45,328,000)    (45,072,000)
  Proceeds from long-term debt borrowings...................    61,000,000         498,000
  Principal payments of long-term debt......................   (33,394,000)     (1,083,000)
  Exercise of stock options.................................       405,000           2,000
                                                              ------------    ------------
          Net cash (used in) provided by financing
            activities......................................    (4,280,000)     17,974,000
                                                              ------------    ------------
Net (decrease) increase in cash and cash equivalents........    (5,657,000)      7,634,000
Cash and cash equivalents, beginning of period..............    43,348,000      56,141,000
                                                              ------------    ------------
Cash and cash equivalents, end of period....................  $ 37,691,000    $ 63,775,000
                                                              ============    ============
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $  1,178,000    $    248,000
  Cash paid for income taxes................................        51,000         171,000
                                                              ============    ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On June 10, 1997, the Company completed the acquisition of Brilliant Holding Corporation ("Brilliant"). This transaction was accounted for as a pooling of interests; accordingly, the accompanying consolidated financial statements have been restated to include the results of Brilliant for all periods presented. Because of the seasonal nature of the Company's business, operating results for the three months ended August 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

PRONOUNCEMENTS

     In June 1997, the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued, which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements and the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 for fiscal year 1999 did not have a significant impact on the consolidated financial statements of the Company.

     In June 1997, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 is not required to be applied to interim financial statements in the initial year of its application. Management believes adoption of SFAS 131 during the fourth quarter of fiscal year 1999 will not affect the results of operations or financial position but will affect the disclosure of segment information.

BUSINESS COMBINATIONS

     On June 10, 1997, Brilliant was acquired by the Company, and 474,099 shares of the Company's common stock and options to purchase 25,901 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options to purchase Brilliant's common stock. This transaction was accounted for as a pooling of interests. Prior to the acquisition, Brilliant used a fiscal year ending on December 31. The financial statements for the three months ended August 31, 1998 combine each company's three months ended August 31, 1998. Due to the different fiscal year ends, retained earnings includes an

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES adjustment to record Brilliant's net loss for the five months ended May 31, 1997, which will not be included in the restated financial statements for any fiscal period.

     A summary of Brilliant's results of operations for the five months ended May 31, 1997 follows:

Net sales...............................................  $28,984,000
Total costs and expenses................................  $29,845,000
                                                          -----------
Net loss................................................  $  (678,000)
                                                          ===========

     On June 16, 1997, the Company completed the acquisition of N.C. Mobile Home Corporation ("NC Homes"), which operates 11 retail sales centers in North Carolina and one in Virginia. The results of the acquired operations of NC Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $3.6 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Current assets..........................................  $ 7,994,000
Other assets............................................      282,000
Goodwill................................................    3,571,000
Floor plan payable......................................   (6,691,000)
Accounts payable........................................     (442,000)
Accrued liabilities.....................................     (214,000)
                                                          -----------
                                                          $ 4,500,000
                                                          ===========
Consideration:
  Cash..................................................  $ 1,000,000
  Note payable..........................................    1,500,000
  Common stock..........................................    2,000,000
                                                          -----------
                                                          $ 4,500,000
                                                          ===========

     On January 6, 1998, the Company completed the acquisition of Davis Homes, Inc. ("Davis Homes") which operates three retail sales centers in Alabama. The results of the acquired operations of Davis Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $2.1 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Current assets..........................................  $ 2,187,000
Other assets............................................      518,000
Goodwill................................................    2,075,000
Floor plan payable......................................   (1,976,000)
Accrued liabilities.....................................     (121,000)
                                                          -----------
                                                          $ 2,683,000
                                                          ===========
Consideration:
  Cash..................................................  $ 1,472,000
  Note payable..........................................      247,000
  Common stock..........................................      964,000
                                                          -----------
                                                          $ 2,683,000
                                                          ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     On July 13, 1998, the Company completed the acquisition of First Value Homes, Inc., ("First Value Homes") which operates two retail sales centers in North Carolina. The results of the acquired operations of First Value Homes have been included with those of the Company effective July 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $8.3 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Current assets..........................................  $ 5,383,000
Other assets............................................    1,179,000
Goodwill................................................    8,306,000
Floor plan payable......................................   (3,024,000)
Accrued liabilities.....................................     (843,000)
Accounts payable........................................     (349,000)
Notes payable and capital leases........................     (425,000)
                                                          -----------
                                                          $10,227,000
                                                          ===========
Consideration:
  Cash..................................................  $ 4,633,000
  Common stock..........................................    5,594,000
                                                          -----------
                                                          $10,227,000
                                                          ===========

     The pro forma effects related to the NC Homes, Davis Homes and First Value Homes acquisitions are not significant.

REPURCHASE AGREEMENTS

     The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At August 31, 1998, the Company's contingent repurchase liability was approximately $80.9 million.

INVENTORIES

     A summary of inventories follows:

                                                       MAY 31,     AUGUST 31,
                                                        1998          1998
                                                     -----------   -----------
Manufactured homes:
  New..............................................  $50,208,000   $62,050,000
  Used.............................................    6,744,000     6,923,000
Furniture and supplies.............................    5,884,000     3,348,000
Raw materials and work-in-process..................   11,240,000     9,924,000
                                                     -----------   -----------
                                                     $74,076,000   $82,245,000
                                                     ===========   ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

INVESTMENT IN AFFILIATE

     Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the three months ended August 31, 1997 and 1998 follows:

                                                          1997         1998
                                                       ----------   ----------
Total revenues.......................................  $2,003,000   $4,274,000
Net income...........................................  $  480,000   $1,072,000
                                                       ==========   ==========

EARNINGS PER SHARE

     The consolidated financial statements, including all references to the number of shares of common stock and all per share information have been adjusted to reflect the issuance of 474,099 shares of common stock exchanged for all of the common stock of Brilliant, the 5-for-4 stock split effected on February 7, 1997 and the 3-for-2 stock split effected on October 31, 1997.

     The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.

                                         AUGUST 31, 1997               AUGUST 31, 1998
                                   ---------------------------   ---------------------------
                                      BASIC         DILUTED         BASIC         DILUTED
                                   EARNINGS PER   EARNINGS PER   EARNINGS PER   EARNINGS PER
                                      SHARE          SHARE          SHARE          SHARE
                                   ------------   ------------   ------------   ------------
Net income before extraordinary
  loss...........................  $ 2,454,000    $ 2,454,000    $ 5,784,000    $ 5,784,000
Extraordinary loss...............     (634,000)      (634,000)            --             --
                                   -----------    -----------    -----------    -----------
          Net income.............  $ 1,820,000    $ 1,820,000    $ 5,784,000    $ 5,784,000
                                   ===========    ===========    ===========    ===========
Weighted average common shares
  outstanding....................   17,106,920     17,106,920     17,406,487     17,406,487
Dilutive effect of stock
  options........................           --        844,896             --      1,077,245
                                   -----------    -----------    -----------    -----------
Common shares denominator........   17,106,920     17,951,816     17,406,487     18,483,732
                                   ===========    ===========    ===========    ===========

LONG-TERM DEBT

     The Company's loan agreement related to the 8.32% senior unsecured notes contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. At August 31, 1998, the Company was in compliance with all such restrictions.

EVENTS SUBSEQUENT TO AUGUST 31, 1998

     Effective September 1, 1998, the Company acquired all of the assets of DWP Management, Inc. ("DWP") and all of the stock of its related companies, Value Homes, Inc., Value Homes of Washington, Inc., Premiere Manufactured Homes, Inc., Premiere Manufactured Homes, Inc. of Washington, Park Place Mobil Homes, Inc., Kilroy's M.H., Inc. and Premiere Homes of Moses Lake, Inc. (the "DWP Companies"), through the acquisition of the assets of DWP by a newly-formed subsidiary of the Company, and through the merger of the DWP Companies into a newly-formed subsidiary of the Company. The consideration for such transactions consisted of a combination of cash, stock and notes totaling $13.6 million.

     On September 30, 1998, the Company completed the private placement of $51 million of 7.24% senior unsecured notes with an average life of 7.5 years and a final maturity in September 2008. The notes require

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES semi-annual interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes will be used to fund pending acquisitions with the remainder used for general corporate purposes.

     A manufacturing subsidiary of the Company has been named as a defendant in a class action lawsuit filed in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation and that manufactured housing units are unsafe and/or dangerous for residential use. The size of the damages are uncertain. The Company believes the claims are without merit and plans to vigorously defend itself against these claims. The Company is unable to determine at this time the potential liability, if any.

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

     In June 1997, the Company acquired Brilliant, which operates three manufacturing plants in Northern Alabama. Also in June 1997, the Company acquired N.C. Homes, which operates twelve retail sales centers in North Carolina and one in Virginia. In January 1998, the Company acquired Davis Homes, which operates three retail sales centers in Alabama. In July 1998, the Company acquired First Value Homes which operates two retail sales centers in North Carolina. In September 1998, the Company acquired DWP Management, Inc and its related companies which operate six retail sales centers in Washington, Oregon and New Mexico.

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

     While the Company is currently assessing aspects of the potential impact of the Year 2000 issue, it has not yet completed its review. The problems actually encountered by the Company in addressing its Year 2000 issue may be more pervasive than anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. See "-- Liquidity and Capital Resources -- Impact of Year 2000."

RESULTS OF OPERATIONS

     The following table summarizes certain key sales statistics for the three months ended August 31, 1997 and 1998:

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Company-manufactured new homes sold at retail...............    1,048      1,249
Total new homes sold at retail..............................    1,300      1,459
Internalization rate(1).....................................       81%        86%
Previously-owned homes sold at retail.......................      397        510
Average retail selling price -- new homes...................  $46,576    $52,245
Average number of new homes sold per retail sales center....       19         16
Number of retail sales centers at end of period.............       69         93
Manufacturing shipments.....................................    2,616      2,966
Manufacturing shipments to independent dealers..............    1,531      1,568

---------------

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:

                                                               THREE MONTHS
                                                                   ENDED
                                                                AUGUST 31,
                                                              ---------------
                                                              1997      1998
                                                              -----     -----
Total revenues..............................................  100.0%    100.0%
Gross profit................................................   28.5%     32.3%
Selling, general and administrative before acquisition
  costs.....................................................   20.9%     24.5%
Acquisition costs...........................................    1.9%        0%
Operating income............................................    5.7%      7.8%
Net income before extraordinary loss........................    2.0%      3.9%
Net income..................................................    1.5%      3.9%

  Three months ended August 31, 1998 compared to three months ended August 31, 1997

     Net Sales. Net sales of manufactured homes were $137.9 million for the three months ended August 31, 1998, compared to $118.4 million for the three months ended August 31, 1997. The increase was primarily the result of a 16% increase in the number of new and previously-owned homes sold at retail as well as a 12% increase in the average selling price of new homes. A decline in the number of new homes sold per retail sales center from 19 in the first quarter of fiscal 1998 to 16 in the first quarter of fiscal 1999 was primarily attributable to retail management changes necessitated by the restructuring of the Company's retail operations and average new homes sold from the recently acquired operations of NC Homes being significantly lower than the average historically generated by the Company's retail locations in Texas and the surrounding states. The Company added five new retail sales centers during the first quarter of fiscal 1999.

     Other Revenues. Transportation revenues for the three months ended August 31, 1998 were $2.9 million, unchanged from $2.9 million for the three months ended August 31, 1997. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $6.8 million for the three months ended August 31, 1998, compared to $3.5 million for the three months ended August 31, 1997. Revenues from insurance operations increased to $4.0 million for the three months ended August 31, 1998, compared to $1.6 million for the three months ended August 31, 1997.

     Cost of Sales. Cost of manufactured homes sold were $99.9 million (72.5% of net sales) for the three months ended August 31, 1998, as compared to $89.2 million (75.4% of net sales) for the three months ended August 31, 1997. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was primarily the result of an increase in the internalization rate from 81% for the three months ended August 31, 1997 to 86% for the three months ended August 31, 1998 and improved gross margins in the Company's manufacturing operations. Cost of sales attributable to transportation operations for the three months ended August 31, 1998 were $2.4 million (81.7% of transportation revenues), an increase of 1.9% from $2.3 million (82.2% of transportation revenues) for the three months ended August 31, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 1998, were $36.1 million (24.5% of total revenues), as compared to $26.0 million (20.9% of total revenues) for the three months ended August 31, 1997. The increase in selling, general and administrative expenses was attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of an increase in the internalization rate from 81% for the three months ended August 31, 1997 to 86% for the three months ended August 31, 1998 as well as new retail sales centers which had not yet reached normal operating efficiency. The increase was partially offset by a decrease in warranty costs.

     Acquisition Costs. During the first quarter of fiscal 1998, the Company incurred $2.4 million in costs related to the Brilliant acquisition. These acquisition costs primarily consisted of transaction costs and severance and termination agreements with two former officers of Brilliant.

     Interest Expense. Interest expense increased 29.0% to $2.4 million for the three months ended August 31, 1998, from $1.9 million for the three months ended August 31, 1997. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 8.32% senior unsecured notes totaling $61 million in July 1997.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, minority interest and earnings in affiliate, was 41.1% and 56.2% for the three months ended August 31, 1998 and 1997, respectively. The decrease in the effective tax rate was primarily the result of nondeductible acquisition costs related to the Brilliant acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations was $0.9 million for the three months ended August 31, 1998. Net income before depreciation and amortization accounted for a significant portion of the cash provided by operating activities for the three months ended August 31, 1998. Substantial increases in inventory and other working capital items required to open Company-owned retail sales centers account for most of the operating cash requirements in the period. The increase in accounts receivable also accounted for the significant portion of cash used in operations for the first three months of fiscal 1999.

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

     The Company had capital expenditures of $4.9 million for the three months ended August 31, 1998. These expenditures were used primarily to fund new Company-owned retail sales centers and expand manufacturing capacity. The Company paid $4.5, net of cash acquired, to purchase First Value.

     At August 31, 1998, the Company had a $125 million floor plan credit facility with Associates Housing Finance, LLC ("the Associates"). The facility, similar to a revolving credit facility, bears interest at a rate of prime less 0.05% (8.0% at August 31, 1998) and is used to finance the purchase of inventory of new homes at its retail sales centers. The Company is able to purchase participations in the floor plan credit facility, effectively reducing its net borrowings under the facility. These participations earn interest at a rate of prime less 0.75% (7.75% at August 31, 1998, with such interest income reported as a reduction of total interest expense) and are immediately available to the Company in cash as the Company redeems them. At August 31, 1998, the Company had net borrowings of $66.4 million (gross borrowings of $96.1 million less participations of $29.7 million).

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

     Management believes that the Company's current cash resources, available floor plan credit facility and cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the next two fiscal years. Management also plans to pursue acquisition opportunities in the future. Financing for such acquisitions may be provided by cash from operations and from external sources. In September 1998, the Company completed the private placement of $51 million of 7.24% senior unsecured notes with an average life of 7.5 years and a final maturity in September 2008. The notes will require semi-annual interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes will be used to fund pending acquisitions with the remainder used for general corporate purposes.

IMPACT OF YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized systems it utilizes internally, and with regard to its products and customers.

     Beginning in calendar 1998, the Company commenced replacement of its then-current information technology system with a new system. The replacement, which is expected to be completed in early 1999, is required to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The current upgrading of the Company's software programs and operating systems will cost approximately $2.3 million and the Company believes that these new programs and systems will not be subject to the Year 2000 problem.

     The Company relies upon various vendors, utility companies, telecommunications service companies, delivery service companies and other service providers, which are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

     The Company has not yet developed a Year 2000 specific contingency plan. The Company intends to prepare a contingency plan with respect to its financial and accounting software no later than mid-calendar 1999. In addition, if further Year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to those particular issues.

CONTINGENCIES

     A manufacturing subsidiary of the Company has been named as a defendant in a class action lawsuit filed in Kentucky in September 1998, claiming wrongful conduct, fraudulent misrepresentation and that manufactured housing units are unsafe and/or dangerous for residential use. The size of the damages are uncertain. The Company believes the claims are without merit and plans to vigorously defend itself against these claims. The Company is unable to determine at this time the potential liability, if any.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                                 EXHIBIT INDEX

        EXHIBIT                                                               REPORT WITH WHICH
          NO.                             DESCRIPTION                         EXHIBIT WAS FILED
        -------                           -----------                         -----------------
           2.1           -- Note Purchase Agreement, 8.32% Senior         August 1997, Form 10-Q
                            Unsecured Notes due July 7, 2007.
           3.1           -- Restated Articles of Incorporation of         S-1 Registration Statement
                            American Homestar Corporation.                No. 33-78630
           3.2           -- Articles of Amendment and Restated Articles   May 1998 Form 10-K
                            of Incorporation
           3.3           -- Amended and Restated Bylaws of American       S-1 Registration Statement
                            Homestar Corporation.                         No. 33-78630
           4.1           -- Specimen Common Stock Certificate.            S-1 Registration Statement
                                                                          No. 33-78630
          10.1           -- Employment Agreement, dated September 15      Filed herewith
                            1998, by and between American Homestar
                            Corporation and Craig A. Reynolds.
          10.2           -- Employment Agreement, dated September 15      Filed herewith
                            1998, by and between American Homestar
                            Corporation and Charles N. Carney, Jr.
          10.3           -- The Company's Market Capitalization           1998 Definitive Proxy
                            Enhancement Stock Option Plan                 Statement
          11             -- None
          15             -- None
          18             -- None
          19             -- None
          22             -- None
          24             -- None
          27             -- Financial Data Schedules                      Filed herewith
          99             -- None

     (b) Form 8-K

          The Company did not file any Reports on Form 8-K during the respective period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN HOMESTAR CORPORATION

                                            By:    /s/ CRAIG A. REYNOLDS
                                              ----------------------------------
                                                      Craig A. Reynolds
                                                  Executive Vice President,
                                                   Chief Financial Officer,
                                                    Secretary and Director
                                                   (Principal Financial and
                                                      Accounting Officer)

Date: October 14, 1998

                                 EXHIBIT INDEX

        EXHIBIT                                                               REPORT WITH WHICH
          NO.                             DESCRIPTION                         EXHIBIT WAS FILED
        -------                           -----------                         -----------------
           2.1           -- Note Purchase Agreement, 8.32% Senior         August 1997, Form 10-Q
                            Unsecured Notes due July 7, 2007.
           3.1           -- Restated Articles of Incorporation of         S-1 Registration Statement
                            American Homestar Corporation.                No. 33-78630
           3.2           -- Amended and Restated Bylaws of American       S-1 Registration Statement
                            Homestar Corporation.                         No. 33-78630
           3.3           -- Amended and Restated Bylaws of American       S-1 Registration Statement
                            Homestar Corporation.                         No. 33-78630
           4.1           -- Specimen Common Stock Certificate.            S-1 Registration Statement
                                                                          No. 33-78630
          10.1           -- Employment Agreement, dated September 15      Filed herewith
                            1998, by and between American Homestar
                            Corporation and Craig A. Reynolds.
          10.2           -- Employment Agreement, dated September 15      Filed herewith
                            1998, by and between American Homestar
                            Corporation and Charles N. Carney, Jr.
          10.3           -- The Company's Market Capitalization           1998 Definitive Proxy
                            Enhancement Stock Option Plan                 Statement
          11             -- None
          15             -- None
          18             -- None
          19             -- None
          22             -- None
          24             -- None
          27             -- Financial Data Schedules                      Filed herewith
          99             -- None