Form 10-Q
period 1998-11-30
AMERICAN HOMESTAR CORP
filed 1999-01-13
CIK 922812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998
                                       or

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Number of shares outstanding of each of the issuer's classes of common stock, as of January 8, 1999.

                Common Stock, Par Value $.05 Per Share      18,449,625

                         PART I - FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - May 31, 1998 and November 30, 1998.......................     2
           Consolidated Statements of Operations - three months ended
              November 30, 1997 and 1998..........................................................     3
           Consolidated Statements of Operations - six months ended
              November 30, 1997 and 1998..........................................................     4
           Consolidated Statements of Cash Flows - six months ended
              November 30, 1997 and 1998..........................................................     5
           Notes to Consolidated Financial Statements.............................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................    12


                                       PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders....................................    18

Item 6.    Exhibits and Reports on Form 8-K.......................................................    19

                         PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                             MAY 31,        NOVEMBER 30,
                                                                              1998              1998
                                                                           ------------     ------------
                                                                                             (unaudited)
                               ASSETS
Current assets:
   Cash ..............................................................     $ 20,852,000     $ 27,298,000
   Cash in transit from financial institutions .......................       35,289,000       47,362,000
                                                                           ------------     ------------

         Total cash and cash equivalents .............................       56,141,000       74,660,000
   Inventories, net ..................................................       74,076,000      107,465,000
   Accounts receivable ...............................................       22,468,000       35,734,000
   Manufacturer incentives receivable ................................        2,839,000        3,639,000
   Deferred tax assets ...............................................        4,405,000        4,485,000
   Prepaid expenses and other current assets .........................        9,952,000       13,170,000
                                                                           ------------     ------------

         Total current assets ........................................      169,881,000      239,153,000
Property, plant and equipment, net ...................................       58,984,000       72,974,000
Goodwill (net of accumulated amortization of $9,173,000
and $9,899,000, respectively).........................................       36,952,000       58,862,000
Investment in affiliate ..............................................        3,916,000        4,726,000
Other assets .........................................................        3,963,000        4,852,000
                                                                           ------------     ------------

                                                                           $273,696,000     $380,567,000
                                                                           ============     ============
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of notes payable and capital leases ..........     $    941,000     $  1,445,000
   Floor plan payable, net of participations .........................       43,463,000       59,635,000
   Accounts payable ..................................................       27,840,000       31,908,000
   Accrued expenses ..................................................       32,510,000       42,006,000
   Accrued warranty costs ............................................        6,260,000        6,460,000
                                                                           ------------     ------------

         Total current liabilities ...................................      111,014,000      141,454,000
Notes payable and capital leases, less current installments ..........       63,087,000      118,378,000
Deferred tax liabilities .............................................          199,000          362,000
Minority interest in consolidated subsidiaries........................          933,000        1,238,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; no
     shares issued ...................................................               --               --
   Common stock, $0.05 par value; authorized 50,000,000 shares;
     issued and outstanding 17,274,667 and 17,782,821 shares,
     respectively ....................................................          864,000          889,000
   Additional paid-in capital ........................................       43,468,000       52,573,000
   Retained earnings .................................................       54,131,000       65,673,000
                                                                           ------------     ------------

         Total shareholders' equity ..................................       98,463,000      119,135,000

                                                                           ------------     ------------
                                                                           $273,696,000     $380,567,000
                                                                           ============     ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              THREE MONTHS ENDED NOVEMBER 30,
                                              --------------------------------
                                                  1997               1998
                                              -------------      -------------
                                               (unaudited)        (unaudited)
Revenues:
   Net sales ................................ $ 119,384,000      $ 159,376,000
   Other revenues ...........................     5,630,000          9,646,000
                                              -------------      -------------

         Total revenues .....................   125,014,000        169,022,000
                                              -------------      -------------
Costs and expenses:
   Cost of sales ............................    97,099,000        122,050,000
   Selling, general and administrative ......    18,205,000         34,599,000
                                              -------------      -------------

         Total costs and expenses ...........   115,304,000        156,649,000
                                              -------------      -------------

         Operating income ...................     9,710,000         12,373,000
Interest expense ............................    (1,738,000)        (3,032,000)
Other .......................................        (8,000)            85,000
                                              -------------      -------------

         Income before items shown below ....     7,964,000          9,426,000
Income tax expense ..........................     3,350,000          3,876,000
                                              -------------      -------------

         Income before items shown below ....     4,614,000          5,550,000
Earnings in affiliates ......................       246,000            273,000
Minority interests ..........................       (41,000)           (66,000)
                                              -------------      -------------

         Net income ......................... $   4,819,000      $   5,757,000
                                              =============      =============

Earnings per share - basic:
         Net income per share ............... $        0.28      $        0.32
                                              =============      =============

Earnings per share - diluted:
         Net income per share ............... $        0.27      $        0.31
                                              =============      =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                     SIX MONTHS ENDED NOVEMBER 30,
                                                                    --------------------------------
                                                                        1997               1998
                                                                    -------------      -------------
                                                                     (unaudited)         (unaudited)
Revenues:
   Net sales ..................................................     $ 237,744,000      $ 297,256,000
   Other revenues .............................................        12,002,000         19,297,000
                                                                    -------------      -------------

         Total revenues .......................................       249,746,000        316,553,000
                                                                    -------------      -------------
Costs and expenses:
   Cost of sales ..............................................       191,291,000        230,247,000
   Selling, general and administrative ........................        39,266,000         62,473,000
   Acquisition costs ..........................................         2,425,000                 --
                                                                    -------------      -------------

         Total costs and expenses .............................       232,982,000        292,720,000
                                                                    -------------      -------------

         Operating income .....................................        16,764,000         23,833,000
Interest expense ..............................................        (3,632,000)        (5,476,000)
Other .........................................................            (7,000)            85,000
                                                                    -------------      -------------

         Income before items shown below ......................        13,125,000         18,442,000
Income tax expense ............................................         6,250,000          7,579,000
                                                                    -------------      -------------

         Income before items shown below ......................         6,875,000         10,863,000
Earnings in affiliates ........................................           486,000            809,000
Minority interests ............................................           (88,000)          (131,000)
                                                                    -------------      -------------

         Net income before item shown below ...................         7,273,000         11,541,000
Extraordinary item (net of income tax benefit of $412,000) ....          (634,000)                --
                                                                    -------------      -------------

         Net income ...........................................     $   6,639,000      $  11,541,000
                                                                    =============      =============

Earnings per share - basic:
     Income before extraordinary item .........................     $        0.43      $        0.66
     Extraordinary item, net of income tax benefit ............             (0.04)                --
                                                                    -------------      -------------
         Net income per share .................................     $        0.39      $        0.66
                                                                    =============      =============

Earnings per share - diluted:
     Income before extraordinary item .........................     $        0.41      $        0.62
     Extraordinary item, net of income tax benefit ............             (0.04)                --
                                                                    -------------      -------------
         Net income per share .................................     $        0.37      $        0.62
                                                                    =============      =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED NOVEMBER 30,
                                                                             --------------------------------
                                                                                 1997               1998
                                                                             -------------      -------------
                                                                              (unaudited)         (unaudited)
Cash flows from operating activities:
   Net income ..........................................................     $   6,639,000      $  11,541,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization .....................................         2,617,000          3,564,000
     Minority interests in income of unconsolidated subsidiary .........            88,000            131,000
     Earnings in affiliate .............................................          (486,000)          (809,000)
     Deferred taxes ....................................................           448,000             83,000
     Extraordinary item ................................................           634,000                 --
     Conforming of year ends ...........................................          (678,000)                --
     Change in assets and liabilities, net of acquisitions:
       Increase in receivables .........................................        (6,104,000)        (6,071,000)
       Increase in inventories .........................................          (210,000)       (20,358,000)
       Decrease (increase) in prepaid expenses and other current
         assets ........................................................           764,000         (3,652,000)
       (Increase) decrease in other assets .............................          (787,000)           771,000
       (Decrease) increase in accounts payable .........................          (816,000)         2,171,000
       Increase in accrued expenses ....................................         2,304,000          3,926,000
                                                                             -------------      -------------
              Net cash provided by (used in) operating activities ......         4,413,000         (8,703,000)
                                                                             -------------      -------------

Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired ..........          (683,000)       (12,672,000)
   Purchases of property, plant and equipment ..........................        (4,229,000)       (13,247,000)
                                                                             -------------      -------------
              Net cash used in investing activities ....................        (4,912,000)       (25,919,000)
                                                                             -------------      -------------

Cash flows from financing activities:
   Participation in floor plan payable .................................       (27,561,000)       (18,403,000)
   Borrowings under floor plan payable .................................        78,910,000        117,310,000
   Repayments of floor plan payable ....................................       (82,290,000)       (96,154,000)
   Proceeds from long-term debt borrowings .............................        61,000,000         51,000,000
   Principal payments of long-term debt ................................       (33,275,000)        (1,150,000)
   Exercise of stock options ...........................................           633,000            538,000
                                                                             -------------      -------------
              Net cash (used in) provided by financing activities ......        (2,583,000)        53,141,000
                                                                             -------------      -------------

Net (decrease) increase in cash and cash equivalents ...................        (3,082,000)        18,519,000
Cash and cash equivalents, beginning of period .........................        43,348,000         56,141,000
                                                                             -------------      -------------
Cash and cash equivalents, end of period ...............................     $  40,266,000      $  74,660,000
                                                                             =============      =============

Supplemental disclosures of cash flow information:
   Cash paid for interest ..............................................     $   3,624,000      $   4,864,000
   Cash paid for income taxes ..........................................         5,100,000          5,904,000
                                                                             =============      =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On June 10, 1997, the Company completed the acquisition of Brilliant Holding Corporation ("Brilliant"). This transaction was accounted for as a pooling of interests; accordingly, the accompanying condensed consolidated financial statements have been restated to include the results of Brilliant for all periods presented. Because of the seasonal nature of the Company's business, operating results for the three and six months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

     In June 1997, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for disclosures about segments of an enterprise and related information. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 is not required to be applied to interim financial statements in the initial year of its application. The adoption of SFAS 131 during the fourth quarter of fiscal year 1999 will affect the disclosure of segment information.

RECLASSIFICATIONS

Certain prior years' amounts have been reclassified to conform to classifications used in the current period.

BUSINESS COMBINATIONS

     On June 10, 1997, Brilliant was acquired by the Company, and 711,149 shares of the Company's common stock and options to purchase 38,852 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options to purchase Brilliant's common stock. This transaction was accounted for as a pooling of interests. Prior to the acquisition, Brilliant used a fiscal year ending on December 31. The financial statements for the three and six months ended November 30, 1997 combine each company's three and six months ended November 30, 1997. Due to the different fiscal year ends, retained earnings includes an adjustment to record Brilliant's net loss for the five months ended May 31, 1997, which will not be included in the restated statements of operations for any fiscal period.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




     A summary of Brilliant's results of operations for the five months ended May 31, 1997 follows:

          Net sales ...................     $ 28,984,000
          Total costs and expenses ....     $ 29,845,000
                                            ------------
          Net loss ....................     $   (678,000)
                                            ============

     On June 16, 1997, the Company completed the acquisition of N.C. Mobile Home Corporation ("NC Homes"), which operates 11 retail centers in North Carolina and one in Virginia. The results of the acquired operations of NC Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $3.6 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

          Current assets .........     $ 7,994,000
          Other assets ...........         282,000
          Goodwill ...............       3,571,000
          Floor plan payable .....      (6,691,000)
          Accounts payable .......        (442,000)
          Accrued liabilities ....        (214,000)
                                       -----------
                                       $ 4,500,000
                                       ===========

          Consideration:
             Cash ................     $ 1,000,000
             Note payable ........       1,500,000
             Common stock ........       2,000,000
                                       -----------
                                       $ 4,500,000
                                       ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     On January 6, 1998, the Company completed the acquisition of Davis Homes, Inc. ("Davis Homes") which operates three retail centers in Alabama. The results of the acquired operations of Davis Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $2.1 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

          Current assets .........     $ 2,187,000
          Other assets ...........         518,000
          Goodwill ...............       2,075,000
          Floor plan payable .....      (1,976,000)
          Accrued liabilities ....        (121,000)
                                       -----------
                                       $ 2,683,000
                                       ===========

          Consideration:
          Cash ...................     $ 1,472,000
          Note payable ...........         247,000
          Common stock ...........         964,000
                                       -----------
                                       $ 2,683,000
                                       ===========

     On July 13, 1998, the Company completed the acquisition of First Value Homes, Inc. ("First Value") which operates two retail centers in North Carolina. The results of the acquired operations of First Value have been included with those of the Company effective July 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $8.3 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

          Current assets ......................     $  5,383,000
          Other assets ........................        1,179,000
          Goodwill ............................        8,306,000
          Floor plan payable ..................       (3,024,000)
          Accrued liabilities .................         (843,000)
          Accounts payable ....................         (349,000)
          Notes payable and capital leases ....         (425,000)
                                                    ------------
                                                    $ 10,227,000
                                                    ============

          Consideration:
          Cash ................................     $  4,633,000
          Common stock ........................        5,594,000
                                                    ------------
                                                    $ 10,227,000
                                                    ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     On September 14, 1998, the Company completed the acquisition of DWP Management, Inc. ("DWP") and its related companies, Value Homes, Inc., Value Homes of Washington, Inc., Premiere Manufactured Homes, Inc., Premiere Manufactured Homes, Inc. of Washington, Park Place Mobil Homes, Inc., Kilroy's
M. H., Inc. and Premiere Homes of Moss Lake, Inc. which operates six retail centers in Washington, Oregon and New Mexico. The previous owner retained a 20% interest in the newly formed corporations, Pacific Northwest Homes, Inc. and Pacific II Northwest Homes, Inc. The results of the acquired operations of DWP have been included with those of the Company effective September 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $12.5 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

          Current assets ................     $ 12,775,000
          Other assets ..................        2,077,000
          Goodwill ......................       12,513,000
          Floor plan payable ............       (8,866,000)
          Accrued liabilities ...........       (4,789,000)
          Minority interests ............         (174,000)
          Accounts and notes payable ....         (637,000)
                                              ------------
                                              $ 12,899,000
                                              ============
          Consideration:
          Cash ..........................     $  6,000,000
          Note payable ..................        3,900,000
          Common stock ..................        2,999,000
                                              ------------
                                              $ 12,899,000
                                              ============

     The pro forma effects related to the NC Homes, Davis Homes, First Value and DWP acquisitions are not significant.

REPURCHASE AGREEMENTS

     The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At November 30, 1998, the Company's contingent repurchase liability was approximately $80.9 million.

INVENTORIES

     A summary of inventories follows:

                                                       MAY 31,        NOVEMBER 30,
                                                        1998             1998
                                                     ------------     ------------
          Manufactured homes:
            New ................................     $ 50,208,000     $ 78,061,000
            Used ...............................        6,744,000       10,010,000
          Furniture and supplies ...............        5,884,000        8,232,000
          Raw materials and work-in-process ....       11,240,000       11,162,000
                                                     ------------     ------------
                                                     $ 74,076,000     $107,465,000
                                                     ============     ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



INVESTMENT IN AFFILIATE

     Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the three and six months ended November 30, 1997 and 1998 follows:

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                           NOVEMBER 30,               NOVEMBER 30,
                                     ------------------------  ------------------------
                                        1997         1998         1997         1998
                                     -----------  -----------  -----------  -----------
        Total revenues.............. $ 2,318,000  $ 3,969,000  $ 4,321,000  $ 8,243,000
        Net income.................. $   492,000  $   537,000  $   972,000  $ 1,609,000
                                     ===========  ===========  ===========  ===========

EARNINGS PER SHARE

     The consolidated financial statements, including all references to the number of shares of common stock and all per share information have been adjusted to reflect the issuance of 711,149 shares of common stock exchanged for all of the common stock of Brilliant and the 3-for-2 stock split effected on October 31, 1997.

     The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.

                                                    THREE MONTHS ENDED NOVEMBER 30,
                                                    -------------------------------
                                                        1997                1998
                                                    -----------         -----------
Net income ....................................     $ 4,819,000         $ 5,757,000
                                                    ===========         ===========

Weighted average common shares outstanding ....      17,178,364          17,733,488

Dilutive effect of stock options ..............         864,728             957,023
                                                    -----------         -----------

Common shares denominator .....................      18,043,092          18,690,511
                                                    ===========         ===========


                                                    SIX MONTHS ENDED NOVEMBER 30,
                                                    -------------------------------
                                                       1997                 1998
                                                    -----------         -----------
Net income.....................................     $ 6,639,000         $11,541,000
                                                    ===========         ===========

Weighted average common shares outstanding.....      17,142,452          17,568,905

Dilutive effect of stock options...............         852,818           1,012,202
                                                    ===========         ===========

Common shares denominator......................      17,995,270          18,581,107
                                                    ===========         ===========


LONG-TERM DEBT

       On September 30, 1998, the Company completed the private placement of $46 million of 7.25% series A senior unsecured notes and $5 million of 7.14% series B senior unsecured notes with an average life of 8 years and a final maturity in September 2008. The notes require semi-annual interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes will be used to fund pending acquisitions with the remainder used for general corporate purposes.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     The Company's loan agreements related to the 8.32% senior unsecured notes issued in July 1997 and the 7.25% series A and 7.14% series B senior unsecured notes contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. At November 30, 1998, the Company was in compliance with all such restrictions.


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


EVENTS SUBSEQUENT TO NOVEMBER 30, 1998


     On December 29, 1998, the Company completed the acquisition of R-Anell Custom Homes, Inc. and its related manufacturing operations, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. ("R-Anell") in consideration for a combination of cash and stock totaling $19.1 million. The final determination of the purchase price, which is subject to certain performance targets, will be made in fiscal 2000. The transaction will be accounted for as a purchase.

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

     In September 1995, the Company formed 21st Century Mortgage Corporation ("21st Century") to originate, finance, sell and service manufactured housing sales contracts from the Company and third parties. 21st Century is managed by two former executive officers of Clayton Homes, Inc. ("Clayton") and its finance subsidiary, Vanderbilt Mortgage and Finance, Inc. The Company, Clayton and management of 21st Century own 50%, 25% and 25%, respectively, of the equity capital of 21st Century. 21st Century commenced operation in October 1995. The Company accounts for its investment in 21st Century using the equity method of accounting, showing its proportionate share of 21st Century's earnings or losses as "earnings or loss in affiliate."

     In September 1996, the Company exercised its option to acquire Guerdon Holdings, Inc. and its subsidiary, Guerdon Homes, Inc. (collectively "Guerdon") after managing Guerdon's operations under a management agreement since March 1996. Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes to over 150 independent retailers located in 17 states in the Pacific Northwest Rocky Mountain and South Central regions of the United States.

     In September 1996, the Company acquired Heartland Homes, Inc. ("Heartland"), a single plant manufacturer of low-to medium-priced homes in North Carolina. Concurrent with the Heartland acquisition, the Company also purchased the assets of Manu-Fac Homes Inc., a contractually affiliated group of 15 independent retailers, which have since become franchisees of the Company.

     In June 1997, the Company acquired Brilliant Holding Corporation ("Brilliant"), which operates three manufacturing plants in Northern Alabama. Also in June 1997, the Company acquired N.C. Mobile Home

Corporation, which operates twelve retail sales centers in North Carolina and one in Virginia. In January 1998, the Company acquired Davis Homes, Inc., which operates three retail sales centers in Alabama. In July 1998, the Company acquired First Value Homes, Inc. which operates two retail centers in North Carolina. In September 1998, the Company acquired DWP Management, Inc and its related companies which operate six retail centers in Washington, Oregon and New Mexico.

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


RESULTS OF OPERATIONS

     The following table summarizes certain key sales statistics for the three and six months ended November 30, 1997 and 1998:

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                NOVEMBER 30,              NOVEMBER 30,
                                                          ----------------------      ----------------------
                                                            1997          1998          1997          1998
                                                          --------      --------      --------      --------
Company-manufactured new homes sold at
    retail ..........................................        1,000         1,406         2,048         2,655
Total new homes sold at retail ......................        1,182         1,706         2,482         3,165
Internalization rate (1) ............................           85%           82%           83%           85%
Previously-owned homes sold at retail ...............          370           459           767           995
Average retail selling price--new homes .............     $ 49,664      $ 53,406      $ 48,046      $ 52,871
Average  number  of new  homes  sold per  retail
   sales center .....................................           16            17            36            33
Number of retail sales centers at end of period .....           75           107            75           107
Manufacturing shipments .............................        2,629         3,205         5,245         6,171
Manufacturing shipments to independent
   dealers ..........................................        1,555         1,504         3,086         3,072


  (1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       NOVEMBER 30,              NOVEMBER 30,
                                                 ----------------------      ----------------------
                                                   1997          1998          1997          1998
                                                 --------      --------      --------      --------
Total revenues..................................    100.0%        100.0%        100.0%        100.0%
Gross profit....................................     22.3%         27.8%         23.4%         27.3%
Selling, general and administrative before
   acquisition costs............................     14.6%         20.5%         15.8%         19.7%
Acquisition costs...............................       --            --           1.0%           --
Operating income................................      7.8%          7.3%          6.7%          7.5%
Net income before extraordinary loss............      3.9%          3.4%          2.9%          3.7%
Net income......................................      3.9%          3.4%          2.7%          3.7%

Three months ended November 30, 1998 compared to three months ended November 30, 1997

     Net Sales. Net sales of manufactured homes were $159.4 million for the three months ended November 30, 1998, compared to $119.4 million for the three months ended November 30, 1997. The increase was primarily the result of a 39% increase in the number of new and previously-owned homes sold at retail as well as an 8% increase in the average selling price of new homes. The number of new homes sold per retail sales center increased from 16 in the second quarter of fiscal 1998 to 17 in the second quarter of fiscal 1999. The Company added six new retail sales centers during the second quarter of fiscal 1999.

     Other Revenues. Transportation revenues for the three months ended November 30, 1998 were $3.1 million, an increase of 24% from $2.5 million for the three months ended November 30, 1997. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $6.6 million for the three months ended November 30, 1998, compared to $3.2 million for the three months ended November 30, 1997. This increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations. Revenues from insurance operations increased to $4.5 million for the three months ended November 30, 1998, compared to $1.5 million for the three months ended November 30, 1997.

     Cost of Sales. Cost of manufactured homes sold were $122.1 million (76.6% of net sales) for the three months ended November 30, 1998, as compared to $97.1 million (81.3% of net sales) for the three months ended November 30, 1997. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was primarily the result of improved gross margins in the Company's manufacturing operations. Cost of sales attributable to transportation operations for the three months ended November 30, 1998 were $2.5 million (81.8% of transportation revenues), an increase of 23.4% from $2.0 million (82.4% of transportation revenues) for the three months ended November 30, 1997

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended November 30, 1998, were $34.6 million (20.5% of total revenues), as compared to $18.2 million (14.6% of total revenues) for the three months ended November 30, 1997. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of new retail sales centers which had not yet reached normal operating efficiency.

     Interest Expense. Interest expense increased 76.4% to $3.0 million for the three months ended November 30, 1998, from $1.7 million for the three months ended November 30, 1997. This increase was primarily attributable to increased gross borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B senior unsecured notes totaling $51 million in September 1998 and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, earnings in affiliate and minority interests, was 42.1% and 41.1% for the three months ended November 30, 1997 and 1998, respectively.

Six months ended November 30, 1998 compared to six months ended November 30,
1997

     Net Sales. Net sales of manufactured homes were $297.3 million for the six months ended November 30, 1998, compared to $237.7 million for the six months ended November 30, 1997. The increase was primarily the result of a 28.0% increase in the number of new and previously-owned homes sold at retail as well as a 10% increase in the average selling price of new homes. A decline in the number of new homes sold per retail sales center from 36 in the first six months of fiscal 1998 to 33 in the first six months of fiscal 1999 was primarily attributable to retail management changes necessitated by the restructuring of the Company's retail operations. The Company added eleven new retail sales centers during the first six months of fiscal 1999.

     Other Revenues. Transportation revenues for the six months ended November 30, 1998 were $6.0 million, an increase of 12.7% from $5.3 million for the six months ended November 30, 1997. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $13.3 million for the six months ended November 30, 1998, compared to $6.7 million for the six months ended November 30, 1997. This increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations. Revenues from insurance operations increased to $8.5 million for the six months ended November 30, 1998, compared to $3.1 million for the six months ended November 30, 1997.

     Cost of Sales. Cost of manufactured homes sold were $230.2 million (77.5% of net sales) for the six months ended November 30, 1998, as compared to $191.3 million (80.5% of net sales) for the six months ended November 30, 1997. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was primarily the result of an increase in the internalization rate from 83% for the six months ended November 30, 1997 to 85% for the six months ended November 30, 1998 and improved gross margins in the Company's manufacturing operations. Cost of sales attributable to transportation operations for the six months ended November 30, 1998 were $4.9 million (81.7% of transportation revenues), a increase of 11.9% from $4.4 million (82.3% of transportation revenues) for the six months ended November 30, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended November 30, 1998, were $62.5 million (19.7% of total revenues), as compared to $39.3 million (15.7% of total revenues) for the six months ended November 30, 1997. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was a result of an increase in the internalization rate from 83% from the six months ended November 30, 1997 to 85% for the six months ended November 30, 1998 as well as new retail sales centers which had not yet reached normal operating efficiency.

     Acquisition Costs. During the six months ended November 30, 1997, the Company incurred $2.4 million in costs related to the Brilliant acquisition. These acquisition related costs primarily consisted of transaction costs and severance and termination agreements with two former officers of Brilliant.

     Interest Expense. Interest expense increased 50.8% to $5.5 million for the six months ended November 30, 1998, from $3.6 million for the six months ended November 30, 1997. This increase was primarily attributable to increased gross borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B senior unsecured notes totaling $51 million in September 1998 and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, earnings in affiliate, minority interests and extraordinary items, was 47.6% and 41.1% for the six months ended November 30, 1997 and 1998, respectively. The decrease in the effective tax rate was primarily the result of nondeductible acquisition costs related to the Brilliant acquisition in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES.

     Cash used in operations was $8.7 million for the six months ended November 30, 1998. Net income before depreciation and amortization accounted for a significant portion of the cash provided by operating activities for the six months ended November 30, 1998. The increase of $3.9 million in accrued expenses from May 31, 1998 to November 30, 1998 was primarily attributable to the accrual of interest on the 8.32% and the 7.25% Series A and 7.14% Series B senior unsecured notes, the payment of which is due semiannually in January and July and March and September, respectively. The increase in inventories and accounts receivable accounted for the majority of cash used in operations for the first six months of fiscal 1999.

     An important part of the Company's growth strategy is to continue to expand the number of Company-owned retail sales centers and increase its manufacturing capacity to supply a growing number of Company-owned retail sales centers and franchises. Management estimates the capital required to open a new retail sales center is approximately $1.0 million to $1.25 million, primarily for inventory and working capital. Subject to continued increases in demand, the Company may incur additional capital expenditures to further increase its manufacturing capacity. The Company currently plans to open or acquire 25 to 30 retail sales centers each year for the next two years and, in connection therewith, to use cash to purchase inventory and operating assets and for working capital purposes. Management expects increased cash generated by the Company's retail sales centers and manufacturing operations to substantially fund the working capital required to open new retail sales centers.

      The Company had capital expenditures of $13.2 million for the six months ended November 30, 1998. These expenditures were used primarily to fund new retail sales centers and expand manufacturing capacity. The Company paid $4.5 million, net of cash acquired, and $6.0 million, net of cash acquired, to purchase First Value and DWP, respectively.

     At November 30, 1998, the Company had a $125 million floor plan credit facility with Associates Housing Finance LLC. ("the Associates"), with an interest rate of prime less 0.50%. The facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at its retail sales centers. In order to satisfy greater working capital requirements and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $40.8 million during the first six months of fiscal 1999. At November 30, 1998, the Company had net borrowings of $59.6 million (gross borrowings of $125.4 million less participations of $65.8 million). The Company's participations in its floor plan credit facility earn interest at the Associate's prime rate less 0.75%, and are immediately available to the Company in cash.

     On September 30, 1998, the Company completed the private placement of $46 million of 7.25% series A senior unsecured notes and $5 million of 7.14% series B senior unsecured notes (the "Senior Notes") with an average life of 8 years and a final maturity in September 2008. The notes require semi-annual interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes will be used to fund pending acquisitions with the remainder used for general corporate purposes.

     Management believes that the proceeds from the Senior Notes, when coupled with the Company's current cash resources, available floor plan credit facility and cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the next two fiscal years. Management also plans to pursue acquisition opportunities in the future. Financing for such acquisitions may be provided by cash from operations and from external sources.

IMPACT OF YEAR 2000

     Beginning in calendar 1998, the Company commenced replacement of its then-current information technology system with a new system. The replacement, which is expected to be completed in mid-calendar 1999, is required to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The current upgrading of the Company's software programs and operating systems will cost approximately $2.3 million and the Company believes that these new programs and systems will not be subject to the Year 2000 problem.

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

     While the Company is currently assessing aspects of the potential impact of the Year 2000 issue, it has not yet completed its review. The problems actually encountered by the Company in addressing its Year 2000 issue may be more pervasive than anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. If Year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to those particular issues.

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

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on October 9, 1998. The shareholders of the Company voted on and approved the following proposals:

     1.   The election of nine directors for terms expiring in 1999.
     2.   The approval of the Market Capitalization Enhancement Stock Option
          Plan.


     The proposals were approved by the following votes:

     1.   Election of Directors:

                 NAME                                FOR         WITHHELD
                 ------------------             ------------    ----------
                 Finis F. Teeter..............    16,293,249       166,057
                 Laurence A. Dawson, Jr.......    16,294,706       164,600
                 Craig A. Reynolds............    16,294,769       164,537
                 Jackie H. Holland............    16,294,899       164,407
                 Charles N. Carney, Jr........    16,293,249       166,057
                 Ronald McCaslin..............    16,294,836       164,470
                 William O. Hunt..............    16,294,613       164,693
                 Jack McDonald................    16,295,099       164,807
                 Dale V. Kessler..............    16,294,499       164,807

     2. Approval of the Market Capitalization Enhancement Stock Option Plan:

                      FOR          AGAINST        ABSTAIN
                   -----------   -----------    -----------
                    11,784,866     2,471,945         94,972

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
                                  EXHIBIT INDEX

                                                                         EXHIBIT             REPORT WITH WHICH
DESCRIPTION                                                                NO.               EXHIBIT WAS FILED
-----------                                                             -----------    ------------------------------
Note Purchase Agreement, 8.32% Senior Unsecured Notes due July 7, 2007     2.1         August 1997, Form 10-Q
Note Purchase  Agreement,  7.25% Series A and 7.14% Series B Senior
   Unsecured Notes due September 15, 2008                                  2.2         Filed herewith
Articles of Amendment and Restated Articles of Incorporation.              3.2         May 1998 Form 10-K
Amended and Restated Bylaws of American Homestar Corporation.              3.3         S-1 Registration Statement
                                                                                       No. 33-78630
Specimen Common Stock Certificate.                                         4.1         S-1 Registration Statement
                                                                                       No. 33-78630
Employment  Agreement,  dated  September  15,  1998,  by  and  between    10.1         August 1998, Form 10-Q
   American Homestar Corporation and Craig A. Reynolds.
Employment  Agreement,  dated  September  15,  1998,  by  and  between    10.2         August 1998, Form 10-Q
   American Homestar Corporation and Charles N. Carney, Jr.
The Company's Market Capitalization Enhancement Stock Option Plan         10.3         1998 Definitive Proxy
                                                                                       Statement
None                                                                      11
None                                                                      15
None                                                                      18
None                                                                      19
None                                                                      22
None                                                                      24
Financial Data Schedules                                                  27           Filed herewith
None                                                                      99

(b) REPORTS ON FORM 8-K - The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN HOMESTAR CORPORATION

     Date:  January 13, 1999     By:   /s/ Craig A. Reynolds
                                       ---------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                         Officer, Secretary and Director
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX


                                                                         EXHIBIT             REPORT WITH WHICH
DESCRIPTION                                                                NO.               EXHIBIT WAS FILED
-----------                                                             -----------    ------------------------------
Note Purchase Agreement, 8.32% Senior Unsecured Notes due July 7, 2007     2.1         August 1997, Form 10-Q
Note Purchase  Agreement,  7.24% Senior  Unsecured Notes due September     2.2         Filed herewith
   15, 2008
Articles of Amendment and Restated Articles of Incorporation.              3.2         May 1998 Form 10-K
Amended and Restated Bylaws of American Homestar Corporation.              3.3         S-1 Registration Statement
                                                                                       No. 33-78630
Specimen Common Stock Certificate.                                         4.1         S-1 Registration Statement
                                                                                       No. 33-78630
Employment  Agreement,  dated  September  15,  1998,  by  and  between    10.1         August 1998, Form 10-Q
   American Homestar Corporation and Craig A. Reynolds.
Employment  Agreement,  dated  September  15,  1998,  by  and  between    10.2         August 1998, Form 10-Q
   American Homestar Corporation and Charles N. Carney, Jr.
The Company's Market Capitalization Enhancement Stock Option Plan         10.3         1998 Definitive Proxy
                                                                                       Statement
None                                                                      11
None                                                                      15
None                                                                      18
None                                                                      19
None                                                                      22
None                                                                      24
Financial Data Schedules                                                  27           Filed herewith
None                                                                      99

(b) REPORTS ON FORM 8-K - The Company did not file any reports on Form 8-K during the quarter for which this report is filed.
                                       21