Form 10-Q
period 1999-02-28
AMERICAN HOMESTAR CORP
filed 1999-04-13
CIK 922812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999
                                       or

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Number of shares outstanding of each of the issuer's classes of common stock, as of April 12, 1999.

                Common Stock, Par Value $.05 Per Share 18,394,772

                         PART I - FINANCIAL INFORMATION


                                                                                                      PAGE
                                                                                                      ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - May 31, 1998 and February 28, 1999.......................     2
           Consolidated Statements of Operations - three months ended February 28, 1998
              and 1999............................................................................     3
           Consolidated Statements of Operations - nine months ended February 28, 1998
              and 1999............................................................................     4
           Consolidated Statements of Cash Flows - nine months ended February 28, 1998
              and 1999............................................................................     5
           Notes to Consolidated Financial Statements.............................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...............................................................    13


                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................    20

                         PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           MAY 31,      FEBRUARY 28,
                                                                            1998           1999
                                                                         ------------   ------------
                                                                                        (unaudited)
                                ASSETS
Current assets:
   Cash ..............................................................   $ 20,852,000   $  9,677,000
   Cash in transit from financial institutions .......................     35,289,000     35,153,000
                                                                         ------------   ------------

         Total cash and cash equivalents .............................     56,141,000     44,830,000
   Inventories, net ..................................................     74,076,000    122,153,000
   Accounts receivable ...............................................     22,468,000     47,539,000
   Manufacturer incentives receivable ................................      2,839,000      1,248,000
   Deferred tax assets ...............................................      4,405,000      4,468,000
   Prepaid expenses and other current assets .........................      9,952,000      9,927,000
                                                                         ------------   ------------

         Total current assets ........................................    169,881,000    230,165,000
Property, plant and equipment, net ...................................     58,984,000     93,147,000
Goodwill (net of accumulated amortization of $9,173,000 and
$10,627,000, respectively) ...........................................     36,952,000     87,480,000
Investment in affiliates .............................................      3,916,000      5,287,000
Other assets .........................................................      3,963,000      4,822,000
                                                                         ------------   ------------
                                                                         $273,696,000   $420,901,000
                                                                         ============   ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of notes payable and capital leases ..........   $    941,000   $  1,556,000
   Floor plan payable, net of participations .........................     43,463,000     81,151,000
   Accounts payable ..................................................     27,840,000     32,078,000
   Accrued expenses ..................................................     32,510,000     47,162,000
   Accrued warranty costs ............................................      6,260,000      7,753,000
                                                                         ------------   ------------

         Total current liabilities ...................................    111,014,000    169,700,000
Notes payable and capital leases, less current installments ..........     63,087,000    119,610,000
Deferred tax liabilities .............................................        199,000        363,000
Minority interest in consolidated subsidiaries .......................        933,000        663,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; no
     shares issued ...................................................           --             --
   Common stock, $0.05 par value; authorized 50,000,000 shares; issued and outstanding 17,274,667 and 18,394,772 shares,
     respectively ....................................................        864,000        920,000
   Additional paid-in capital ........................................     43,468,000     62,157,000
   Retained earnings .................................................     54,131,000     67,488,000
                                                                         ------------   ------------
         Total shareholders' equity ..................................     98,463,000    130,565,000
                                                                         ------------   ------------
                                                                         $273,696,000   $420,901,000
                                                                         ============   ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          THREE MONTHS ENDED FEBRUARY 28,
                                                          ------------------------------
                                                              1998            1999
                                                          -------------    -------------
                                                           (unaudited)      (unaudited)
Revenues:
   Net sales ..........................................   $ 107,103,000    $ 140,303,000
   Other revenues .....................................      10,216,000       11,097,000
                                                          -------------    -------------

         Total revenues ...............................     117,319,000      151,400,000
                                                          -------------    -------------
Costs and expenses:
   Cost of sales ......................................      84,958,000      112,545,000
   Selling, general and administrative ................      23,133,000       32,616,000
                                                          -------------    -------------

         Total costs and expenses .....................     108,091,000      145,161,000
                                                          -------------    -------------

         Operating income .............................       9,228,000        6,239,000
Interest expense ......................................      (1,869,000)      (3,907,000)
Other .................................................         (21,000)          (3,000)
                                                          -------------    -------------

         Income before items shown below ..............       7,338,000        2,329,000
Income tax expense ....................................       3,017,000          956,000
                                                          -------------    -------------

         Income before items shown below ..............       4,321,000        1,373,000
Earnings in affiliates ................................         198,000          410,000
Minority interests ....................................         (39,000)          33,000
                                                          -------------    -------------

         Net income ...................................   $   4,480,000    $   1,816,000
                                                          =============    =============

Earnings per share - basic:
         Net income per share .........................   $        0.26    $        0.10
                                                          =============    =============

Earnings per share - diluted:
         Net income per share .........................   $        0.25    $        0.10
                                                          =============    =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       NINE MONTHS ENDED FEBRUARY 28,
                                                                       ------------------------------
                                                                            1998             1999
                                                                       -------------    -------------
                                                                        (unaudited)      (unaudited)
Revenues:
   Net sales .......................................................   $ 344,847,000    $ 437,560,000
   Other revenues ..................................................      22,219,000       30,393,000
                                                                       -------------    -------------

         Total revenues ............................................     367,066,000      467,953,000
                                                                       -------------    -------------
Costs and expenses:
   Cost of sales ...................................................     276,249,000      342,792,000
   Selling, general and administrative .............................      62,398,000       95,089,000
   Acquisition costs ...............................................       2,425,000             --
                                                                       -------------    -------------

         Total costs and expenses ..................................     341,072,000      437,881,000
                                                                       -------------    -------------

         Operating income ..........................................      25,994,000       30,072,000
Interest expense ...................................................      (5,501,000)      (9,382,000)
Other ..............................................................         (29,000)          81,000
                                                                       -------------    -------------

         Income before items shown below ...........................      20,464,000       20,771,000
Income tax expense .................................................       9,267,000        8,536,000
                                                                       -------------    -------------

         Income before items shown below ...........................      11,197,000       12,235,000
Earnings in affiliates .............................................         684,000        1,219,000
Minority interests .................................................        (127,000)         (97,000)
                                                                       -------------    -------------

         Net income before item shown below ........................      11,754,000       13,357,000
Extraordinary item (net of income tax benefit of $412,000) .........        (634,000)            --
                                                                       -------------    -------------

         Net income ................................................   $  11,120,000    $  13,357,000
                                                                       =============    =============

Earnings per share - basic:
     Income before extraordinary item ..............................   $        0.69    $        0.75
     Extraordinary item, net of income tax benefit .................           (0.04)            --
                                                                       -------------    -------------
         Net income per share ......................................   $        0.65    $        0.75
                                                                       =============    =============

Earnings per share - diluted:
     Income before extraordinary item ..............................   $        0.66    $        0.71
     Extraordinary item, net of income tax benefit .................           (0.04)            --
                                                                       -------------    -------------
         Net income per share ......................................   $        0.62    $        0.71
                                                                       =============    =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 NINE MONTHS ENDED FEBRUARY 28,
                                                                                 ------------------------------
                                                                                     1998             1999
                                                                                 -------------    -------------
                                                                                  (unaudited)      (unaudited)
Cash flows from operating activities:
   Net income ................................................................   $  11,120,000    $  13,357,000
   Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
     Depreciation and amortization ...........................................       3,983,000        5,056,000
     Minority interests in income of unconsolidated subsidiary ...............         127,000           97,000
     Earnings in affiliate ...................................................        (684,000)      (1,219,000)
     Deferred taxes ..........................................................         375,000          101,000
     Extraordinary item ......................................................         634,000             --
     Conforming of year ends .................................................        (678,000)            --
     Change in assets and liabilities, net of acquisitions:
       Increase in receivables ...............................................      (8,112,000)     (14,962,000)
       Increase in inventories ...............................................      (1,185,000)     (30,299,000)
       (Increase) decrease in prepaid expenses and other current
         assets ..............................................................      (1,016,000)       2,837,000
       Decrease in other assets ..............................................         150,000          861,000
       Increase (decrease) in accounts payable ...............................       1,007,000         (432,000)
       Increase (decrease) in accrued expenses ...............................       5,367,000       (3,777,000)
                                                                                 -------------    -------------
              Net cash provided by (used in) operating activities ............      11,088,000      (28,380,000)
                                                                                 -------------    -------------

Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired ................      (1,987,000)     (32,696,000)
   Purchases of property, plant and equipment, net ...........................      (7,882,000)     (24,324,000)
                                                                                 -------------    -------------
              Net cash used in investing activities ..........................      (9,869,000)     (57,020,000)
                                                                                 -------------    -------------

Cash flows from financing activities:
   Participation in floor plan payable .......................................     (23,623,000)      (8,498,000)
   Borrowings under floor plan payable .......................................     114,656,000      177,648,000
   Repayments of floor plan payable ..........................................    (115,099,000)    (144,882,000)
   Proceeds from long-term debt borrowings ...................................      61,000,000       51,000,000
   Principal payments of long-term debt ......................................     (33,720,000)      (1,184,000)
   Exercise of stock options .................................................         762,000            5,000
   Other .....................................................................         (11,000)            --
                                                                                 -------------    -------------
              Net cash provided by financing activities ......................       3,965,000       74,089,000
                                                                                 -------------    -------------

Net increase (decrease) in cash and cash equivalents .........................       5,184,000      (11,311,000)
Cash and cash equivalents, beginning of period ...............................      43,348,000       56,141,000
                                                                                 -------------    -------------
Cash and cash equivalents, end of period .....................................   $  48,532,000    $  44,830,000
                                                                                 =============    =============

Supplemental disclosures of cash flow information:
   Cash paid for interest ....................................................   $   5,143,000    $   9,231,000
   Cash paid for income taxes ................................................       7,300,000        8,409,000
                                                                                 =============    =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On June 10, 1997, the Company completed the acquisition of Brilliant Holding Corporation ("Brilliant"). This transaction was accounted for as a pooling of interests; accordingly, the accompanying condensed consolidated financial statements have been restated to include the results of Brilliant for all periods presented. Because of the seasonal nature of the Company's business, operating results for the three and nine months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

BUSINESS COMBINATIONS

     On June 10, 1997, Brilliant was acquired by the Company, and 711,149 shares of the Company's common stock and options to purchase 38,852 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options to purchase Brilliant's common stock. This transaction was accounted for as a pooling of interests. Prior to the acquisition, Brilliant used a fiscal year ending on December 31. The financial statements for the three and nine months ended February 28, 1998 combine each company's three and nine months ended February 28, 1998. Due to the different fiscal year ends, retained earnings includes an adjustment to record Brilliant's net loss for the five months ended May 31, 1997, which will not be included in the restated statements of operations for any fiscal period.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



     A summary of Brilliant's results of operations for the five months ended May 31, 1997 follows:


              Net sales .........................   $ 28,984,000
              Total costs and expenses ..........   $ 29,845,000
                                                    ------------
              Net loss ..........................   $   (678,000)
                                                    ============

     On June 16, 1997, the Company completed the acquisition of N.C. Mobile Home Corporation ("NC Homes"), which operated 11 retail sales centers in North Carolina and one in Virginia. The results of the acquired operations of NC Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $3.6 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:


          Current assets.......................       $     7,994,000
          Other assets.........................               282,000
          Goodwill.............................             3,571,000
          Floor plan payable...................            (6,691,000)
          Accounts payable.....................              (442,000)
          Accrued liabilities..................              (214,000)
                                                      ---------------
                                                      $     4,500,000
                                                      ===============

          Consideration:
             Cash..............................       $     1,000,000
             Note payable......................             1,500,000
             Common stock......................             2,000,000
                                                      ---------------
                                                      $     4,500,000
                                                      ===============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


    On January 6, 1998, the Company completed the acquisition of Davis Homes, Inc. ("Davis Homes") which operated three retail sales centers in Alabama. The results of the acquired operations of Davis Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $2.1 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:


        Current assets............................        $       2,187,000
        Other assets..............................                  518,000
        Goodwill..................................                2,075,000
        Floor plan payable........................               (1,976,000)
        Accrued liabilities.......................                 (121,000)
                                                          -----------------
                                                          $       2,683,000
                                                          =================
        Consideration:
        Cash...................................           $       1,472,000
        Note payable...........................                     247,000
        Common stock...........................                     964,000
                                                          -----------------
                                                          $       2,683,000
                                                          =================

    On July 13, 1998, the Company completed the acquisition of First Value Homes, Inc. ("First Value") which operated two retail sales centers in North Carolina. The results of the acquired operations of First Value have been included with those of the Company effective July 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $6.7 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:


       Current assets............................        $       5,383,000
       Other assets..............................                1,179,000
       Goodwill..................................                6,719,000
       Floor plan payable........................               (3,024,000)
       Accrued liabilities.......................                 (843,000)
       Accounts payable..........................                 (349,000)
       Notes payable and capital leases..........                 (425,000)
                                                         -----------------
                                                         $       8,640,000
                                                         =================
       Consideration:
       Cash...................................           $       4,633,000
       Common stock...........................                   4,007,000
                                                         -----------------
                                                         $       8,640,000
                                                         =================

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     On September 14, 1998, the Company completed the acquisition of DWP Management, Inc. ("DWP") and its related companies, Value Homes, Inc., Value Homes of Washington, Inc., Premiere Manufactured Homes, Inc., Premiere Manufactured Homes, Inc. of Washington, Park Place Mobil Homes, Inc., Kilroy's
M. H., Inc. and Premiere Homes of Moses Lake, Inc. which operated six retail sales centers in Washington, Oregon and New Mexico. The previous owner retained a 20% interest in the newly formed corporations, Pacific Northwest Homes, Inc. and Pacific II Northwest Homes, Inc. The results of the acquired operations of DWP have been included with those of the Company effective September 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $12.5 million has been recorded as goodwill and is being amortized over 25 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:


       Current assets............................        $      12,775,000
       Other assets..............................                2,077,000
       Goodwill..................................               12,513,000
       Floor plan payable........................               (8,866,000)
       Accrued liabilities.......................               (4,789,000)
       Minority interests........................                 (174,000)
       Accounts and notes payable................                 (637,000)
                                                         -----------------
                                                         $      12,899,000
                                                         =================
       Consideration:
       Cash...................................           $       6,000,000
       Note payable..............................                3,900,000
       Common stock...........................                   2,999,000
                                                         -----------------
                                                         $      12,899,000
                                                         =================

     On December 29, 1998, the Company completed the acquisition of R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively, "R-Anell"). R-Anell produces manufactured and modular homes in three facilities located in North Carolina and sells its homes through approximately 100 independent and Company-owned retail sales centers located primarily in North Carolina, South Carolina and Virginia. The results of the acquired operations of R-Anell have been included with those of the Company from the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired as of the acquisition date of $29.5 million has been recorded as goodwill and is being amortized over 40 years. The final determination of the purchase price, which is subject to certain performance targets, will be made in fiscal 2000. The estimated fair value of assets acquired and liabilities assumed in these acquisitions is summarized as follows:


       Current assets........................     $     9,439,000
       Property, plant and equipment.........          11,073,000
       Goodwill..............................          29,521,000
       Current liabilities...................         (11,156,000)
       Notes payable.........................          (6,300,000)
                                                  ---------------
                                                  $    32,577,000
                                                  ===============

       Consideration:
          Cash...............................     $    21,167,000
          Common stock.......................          11,113,000
          Transaction costs..................             297,000
                                                  ---------------
                                                  $    32,577,000
                                                  ===============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The pro forma effects related to the NC Homes, Davis Homes, First Value, DWP and R-Anell acquisitions are not significant.

REPURCHASE AGREEMENTS

     The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At February 28, 1999, the Company's contingent repurchase liability was approximately $80.9 million.



INVENTORIES

     A summary of inventories follows:


                                             MAY 31,      FEBRUARY 28,
                                               1998           1999
                                           ------------   ------------
Manufactured homes:
  New ..................................   $ 50,208,000   $ 85,951,000
  Used .................................      6,744,000      9,982,000
Furniture and supplies .................      5,884,000      9,454,000
Raw materials and work-in-process ......     11,240,000     16,766,000
                                           ------------   ------------
                                           $ 74,076,000   $122,153,000
                                           ============   ============




INVESTMENT IN AFFILIATE

     Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the three and nine months ended February 28, 1998 and 1999 follows:


                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  FEBRUARY 28,                 FEBRUARY 28,
                           -------------------------   -------------------------
                               1998          1999          1998          1999
                           -----------   -----------   -----------   -----------
Total revenues .........   $ 1,477,000   $ 4,312,000   $ 5,798,000   $12,555,000
Net income .............   $   396,000   $   820,000   $ 1,368,000   $ 2,438,000
                           ===========   ===========   ===========   ===========

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

     The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.


                                                       THREE MONTHS ENDED FEBRUARY 28,
                                                     -----------------------------------
                                                           1998               1999
                                                     ----------------   ----------------
Net income .......................................   $      4,480,000   $      1,816,000
                                                     ================   ================

Weighted average common shares outstanding .......         17,231,582         18,192,645
Dilutive effect of stock options .................            893,734            568,784
                                                     ----------------   ----------------
Common shares denominator ........................         18,125,316         18,761,429
                                                     ================   ================


                                                        NINE MONTHS ENDED FEBRUARY 28,
                                                     -----------------------------------
                                                          1998               1999
                                                     ----------------   ----------------
Net income .......................................   $     11,120,000   $     13,357,000
                                                     ================   ================

Weighted average common shares outstanding .......         17,171,427         17,773,783
Dilutive effect of stock options .................            861,849            929,621
                                                     ----------------   ----------------
Common shares denominator ........................         18,033,276         18,703,404
                                                     ================   ================


LONG-TERM DEBT

       On September 30, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes require semi-annual interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes were used to fund acquisitions and expansions with the remainder used for general corporate purposes.


     The Company's loan agreements related to the 8.32% Senior Unsecured Notes issued in July 1997 and the 7.25% Series A and 7.14% Series B Senior Unsecured Notes described above contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. At February 28, 1999, the Company was in compliance with all such restrictions.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

EVENTS SUBSEQUENT TO FEBRUARY 28, 1999

In March, 1999, the Company entered into an Amended and Restated Securities Purchase Agreement (the "Purchase Agreement") with Zaring National Corporation, ("Zaring") and HomeMax, Inc., a wholly-owned subsidiary of Zaring ("HomeMax"). Pursuant to the Purchase Agreement, the Company acquired 25% of the outstanding common stock of HomeMax from Zaring in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax pursuant to which the Company will manage the HomeMax operations, and the Company, Zaring and HomeMax entered a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates twelve retail sales centers in North Carolina, South Carolina and Kentucky.

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

GENERAL

     American Homestar Corporation (the "Company") is one of the fastest growing vertically integrated manufactured housing companies in the United States with operations in manufacturing, retailing, financing and insurance.

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

     In June 1997, the Company acquired Brilliant Holding Corporation ("Brilliant"), which operated three manufacturing plants in Northern Alabama. Also in June 1997, the Company acquired N.C. Mobile Home Corporation, which operated twelve retail sales centers in North Carolina and one in Virginia. In January 1998, the Company acquired Davis Homes, Inc., which operated three retail sales centers in Alabama. In July 1998, the Company acquired First Value Homes, Inc. which operated two retail sales centers in North Carolina. In September 1998, the Company acquired DWP Management, Inc and its related companies which operated six retail sales centers in Washington, Oregon and New Mexico.

     In December 1998, the Company acquired R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively, "R-Anell"). R-Anell produces manufactured and modular homes in three facilities located in North Carolina and sells its homes through approximately 100 independent and Company-owned retail sales centers located primarily in North Carolina, South Carolina and Virginia.

     In March, 1999, the Company entered into an Amended and Restated Securities Purchase Agreement (the "Purchase Agreement") with Zaring National Corporation, ("Zaring") and HomeMax, Inc., a wholly-owned subsidiary of Zaring ("HomeMax"). Pursuant to the Purchase Agreement, the Company acquired 25% of the outstanding common stock of HomeMax from Zaring in exchange for a note, and the Company made a loan to HomeMax in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. HomeMax currently operates twelve retail sales centers in North Carolina, South Carolina and Kentucky.

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




RESULTS OF OPERATIONS

     The following table summarizes certain key sales statistics for the three and nine months ended February 28, 1998 and 1999:


                                                          THREE MONTHS ENDED FEBRUARY        NINE MONTHS ENDED
                                                                      28,                       FEBRUARY 28,
                                                          --------------------------    --------------------------
                                                             1998           1999           1998           1999
                                                          -----------    -----------    -----------    -----------
Company-manufactured new homes sold at
    retail ............................................         1,005          1,067          3,053          3,722
Total new homes sold at retail ........................         1,161          1,232          3,643          4,397
Internalization rate (1) ..............................            87%            87%            84%            85%
Previously-owned homes sold at retail .................           414            599          1,181          1,594
Average retail selling price--new homes ...............   $    49,453    $    53,622    $    48,522    $    53,081
Average  number  of new  homes  sold per  retail
   sales center .......................................            15             12             51             45
Number of retail sales centers at end of period .......            80            121             80            121
Manufacturing shipments ...............................         2,419          2,703          7,664          8,874
Manufacturing shipments to independent
   dealers ............................................         1,407          1,434          4,523          4,506


  (1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:


                                                          THREE MONTHS ENDED FEBRUARY      NINE MONTHS ENDED
                                                                      28,                      FEBRUARY 28,
                                                          --------------------------    --------------------------
                                                              1998           1999           1998           1999
                                                          -----------    -----------    -----------    -----------
Total revenues ........................................         100.0%         100.0%         100.0%         100.0%
Gross profit ..........................................          27.6%          25.7%          24.8%          26.8%
Selling, general and administrative before
   acquisition costs ..................................          19.7%          21.6%          17.0%          20.3%
Acquisition costs .....................................          --             --              0.7%          --
Operating income ......................................           7.9%           4.1%           7.1%           6.4%
Net income before extraordinary loss ..................           3.8%           1.2%           3.2%           2.9%
Net income ............................................           3.8%           1.2%           3.0%           2.9%

Three months ended February 28, 1999 compared to three months ended February 28, 1998

     During the three months ended February 28, 1999 the Company experienced disappointing levels of retail sales which had a carryover effect to the other (manufacturing, finance and insurance) operations of the Company. The lower than expected level of sales resulted in net income which, for the first time since the Company became public, was substantially lower than net income in the comparable three month period last year. The Company attributes its lower than expected sales primarily to three factors: a highly competitive retail environment, the lack of a full range of competitive retail financing programs and the fact that high growth in its retail operations has stretched retail management and experienced sale personnel to the limit.

     In response, management is now placing less emphasis on growing the Company-store base and more on expanding the Company's retail franchise network. In addition, senior management is focusing on developing a broader range of retail financing alternatives and on recruiting, training, development and retention of retail management and sales personnel. Management's stated goal is to improve retail sales performance and profitability, even at more modest volume levels and to steadily improve overall operating results. Management is committed to the goal of building long term shareholder value.

     Net Sales. Net sales of manufactured homes were $140.3 million for the three months ended February 28, 1999, compared to $107.1 million for the three months ended February 28, 1998. The increase was primarily the result of a 16% increase in the number of new and previously-owned homes sold at retail as well as an 8% increase in the average selling price of new homes. The weighted average number of new homes sold per retail sales center in the core Nationwide Housing Corporation ("Nationwide") operations decreased from 15 in the third quarter of fiscal 1998 to 12 in the third quarter of fiscal 1999. The Company added 11 new retail sales centers during the third quarter of fiscal 1999.

     Other Revenues. Transportation revenues for the three months ended February 28, 1999 were $2.6 million, an increase of 21.6% from $2.2 million for the three months ended February 28, 1998. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $8.5 million for the three months ended February 28, 1999, compared to $8.1 million for the three months ended February 28, 1998. This increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations during comparable periods. Revenues from insurance operations decreased to $4.9 million for the three months ended February 28, 1999, compared to $6.2 million for the three months ended February 28, 1998. However, revenues from insurance operations for the three months ended February 28, 1998 include $4.7 million in earned physical damage insurance premiums which represented the premiums earned for all of calendar year 1998. In the current fiscal year, these premiums and the related selling, general and administrative expenses are being recognized on a quarterly basis.

     Cost of Sales. Cost of manufactured homes sold were $112.6 million (80.2% of net sales) for the three months ended February 28, 1999, as compared to $85.0 million (79.3% of net sales) for the three months ended February 28, 1998. The increase in cost of sales was primarily due to higher sales volume. The increase in cost of sales, expressed as a percentage of sales, was primarily the result of lower gross margins in the Company's manufacturing operations due to the loss of volume leverage against fixed manufacturing costs. Gross margins in the core retail operations were slightly higher for the period. Cost of sales attributable to transportation operations for the three months ended February 28, 1999 were $2.2 million (82.7% of transportation revenues), an increase of 22.3% from $1.8 million (82.2% of transportation revenues) for the three months ended February 28, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 1999, were $32.6 million (21.6% of total revenues), as compared to $23.1 million (19.7% of total revenues) for the three months ended February 28, 1998. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was the result of new retail sales centers which had not yet reached normal operating efficiency.

     Interest Expense. Interest expense increased 109% to $3.9 million for the three months ended February 28, 1999, from $1.9 million for the three months ended February 28, 1998. This increase was primarily attributable to increased gross borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B Senior Unsecured Notes totaling $51 million in September 1998 and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, earnings in affiliate and minority interests, was 41.1% for the three months ended February 28, 1998 and 1999.

Nine months ended February 28, 1999 compared to nine months ended
February 28, 1998

     Net Sales. Net sales of manufactured homes were $437.6 million for the nine months ended February 28, 1999, compared to $344.8 million for the nine months ended February 28, 1998. The increase was primarily the result of a

24% increase in the number of new and previously-owned homes sold at retail as well as a 9% increase in the average selling price of new homes. A decline in the weighted average number of new homes sold per retail sales center in the core Nationwide operations from 51 in the first nine months of fiscal 1998 to 45 in the first nine months of fiscal 1999 was primarily attributable to retail management changes necessitated by the restructuring of the Company's retail operations. The Company added 33 new retail sales centers during the first nine months of fiscal 1999.

     Other Revenues. Transportation revenues for the nine months ended February 28, 1999 were $8.6 million, an increase of 15.2% from $7.5 million for the nine months ended February 28, 1998. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other revenues increased to $21.8 million for the nine months ended February 28, 1999, compared to $14.7 million for the nine months ended February 28, 1998. This increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations. Revenues from insurance operations increased to $13.4 million for the nine months ended February 28, 1999, compared to $9.3 million for the nine months ended February 28, 1998.

     Cost of Sales. Cost of manufactured homes sold were $342.8 million (78.3% of net sales) for the nine months ended February 28, 1999, as compared to $276.2 million (80.1% of net sales) for the nine months ended February 28, 1998. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of sales, was primarily the result of an increase in the internalization rate from 84% for the nine months ended February 28, 1998 to 85% for the nine months ended February 28, 1999, improved gross margins in the core retail operations and a net improvement in gross margins in the Company's manufacturing operations during the first two quarters of fiscal year 1999, offset somewhat by lower manufacturing gross margins in the third quarter. Cost of sales attributable to transportation operations for the nine months ended February 28, 1999 were $7.1 million (82.0% of transportation revenues), an increase of 15.4% from $6.2 million (82.3% of transportation revenues) for the nine months ended February 28, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended February 28, 1999, were $95.1 million (20.3% of total revenues), as compared to $62.4 million (17.0% of total revenues) for the nine months ended February 28, 1998. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. The increase in selling, general and administrative expenses, expressed as a percentage of total revenues, was a result of an increase in the internalization rate from 84% from the nine months ended February 28, 1998 to 85% for the nine months ended February 28, 1999 as well as new retail sales centers which had not yet reached normal operating efficiency.

     Acquisition Costs. During the nine months ended February 28, 1998, the Company incurred $2.4 million in costs related to the Brilliant acquisition. These acquisition related costs primarily consisted of transaction costs and severance and termination agreements with two former officers of Brilliant.

     Interest Expense. Interest expense increased 71% to $9.4 million for the nine months ended February 28, 1999, from $5.5 million for the nine months ended February 28, 1998. This increase was primarily attributable to increased gross borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B Senior Unsecured Notes totaling $51 million in September 1998 and increased gross borrowings under its floor plan credit facility to support a higher level of inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, expressed as a percentage of income before income taxes, earnings in affiliate, minority interests and extraordinary items, was 45.3% and 41.1% for the nine months ended February 28, 1998 and 1999, respectively. The decrease in the effective tax rate was primarily the result of nondeductible acquisition costs related to the Brilliant acquisition in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES.

     Cash used in operations was $28.4 million for the nine months ended February 28, 1999. Net income before depreciation and amortization accounted for a significant portion of the cash provided by operating activities for the nine months ended February 28, 1999. The increase in inventories and accounts receivable accounted for the majority of cash used in operations for the first nine months of fiscal 1999.

     An important part of the Company's growth strategy is to continue to expand the number of Company-owned retail sales centers and increase its manufacturing capacity to supply a growing number of Company-owned retail sales centers and franchises. Management estimates the capital required to open a new retail sales center is approximately $1.0 million to $1.25 million, primarily for inventory and working capital. Subject to continued increases in demand, the Company may incur additional capital expenditures to further increase its manufacturing capacity. The Company currently plans to curtail new retail sales center openings for the next six to twelve months and therefore will require relatively little capital for that purpose.

      The Company had capital expenditures of $57.0 million for the nine months ended February 28, 1999. These expenditures were used primarily to fund acquisitions, new retail sales centers and expand manufacturing capacity. The Company paid $4.6 million, net of cash acquired, $6.0 million, net of cash acquired, and $21.2 million, net of cash acquired, to purchase First Value, DWP and R-Anell, respectively.

     At February 28, 1999, the Company had a $125 million floor plan credit facility with Associates Housing Finance LLC. (the "Associates"), with an interest rate of prime less 0.50%. This facility is similar to a revolving credit facility and is used to finance the purchase of inventory of new homes at the Company's retail sales centers. In order to satisfy greater working capital requirements and to fund capital expenditures in connection with the Company's expanding operations, the Company increased its gross borrowings under the facility by $46.1 million during the first nine months of fiscal 1999. At February 28, 1999, the Company had net borrowings of $81.2 million (gross borrowings of $130.7 million less participations of $49.5 million). The Company's participations in its floor plan credit facility earn interest at the Associates' prime rate less 0.75%, and are immediately available to the Company in cash.

     On September 30, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes require semi-annual interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes were used to fund acquisitions and expansion with the remainder used for general corporate purposes.

     Management believes that current cash resources, additional borrowing capacity and future cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the next two fiscal years. Management's current focus is on improving performance and profitability in existing operations rather than substantial near term growth.

IMPACT OF YEAR 2000

     Beginning in calendar 1998, the Company commenced replacement of its then current information technology system with a new system. The replacement, which is expected to be completed in mid-calendar 1999, is required to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The current upgrading of the Company's software programs and operating systems will cost approximately $3.1 million and the Company believes that these new programs and systems will not be subject to the Year 2000 problem. Costs incurred to date for external consultants for Year 2000 compliance specific costs are $48,000 and management estimates an additional $69,000 will be required.

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

     The Company has implemented a detailed Year 2000 Project plan to assess the Company's internal business-critical systems upon which the Company depends. This includes information technology systems and applications ("IT"), as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems. The main internal IT systems include accounting systems such as general ledgers. Detailed testing of the Company's internal IT systems is approximately 85% complete and some remedial work has also been completed. The Company plans to complete its analysis by May 31, 1999 (the end of its fiscal year) and expects all corrective action and verification to be complete by September 30, 1999. Any problems actually encountered by the Company in addressing its Year 2000 issue which are beyond the Company's control could have adverse effects on the Company's future operations, results of operations or financial condition. The Company is developing a Year 2000 contingency plan to mitigate the effects of business disruption stemming from either internal system failures or an interruption in critical services or supplies from external sources over which the Company has no control. The plan is expected to be complete by September 30, 1999.

     The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
                                  EXHIBIT INDEX

                                                                          EXHIBIT             REPORT WITH WHICH
DESCRIPTION                                                                 NO.               EXHIBIT WAS FILED
-----------                                                               -------             -----------------
Note Purchase Agreement, 8.32% Senior Unsecured Notes due July 7, 2007      2.1         August 1997, Form 10-Q
Note  Purchase  Agreement,  7.25%  Series A and  7.14%  Series B Senior     2.2         November 1998, Form 10-Q
   Unsecured Notes due September 15, 2008
Articles of Amendment and Restated Articles of Incorporation.               3.2         May 1998 Form 10-K
Amended and Restated Bylaws of American Homestar Corporation.               3.3         S-1 Registration Statement
                                                                                        No. 33-78630
Specimen Common Stock Certificate.                                          4.1         S-1 Registration Statement
                                                                                        No. 33-78630
Amended and Restated  Securities Purchase Agreement by and among Zaring    10.1         Filed herewith
   National Corporation ("Zaring"), HomeMax, Inc. ("HomeMax"),  HomeMax
   Operating   Properties,   L.L.C.   ("HOP")  and  American   Homestar
   Corporation dated as of March 15, 1999.
Securityholders Agreement by and among Zaring, HomeMax, HOP and            10.2         Filed herewith
    American Homestar Corporation dated March 15, 1999.
Promissory Note dated March 15, 1999 in the original principal amount      10.3         Filed herewith
    of $4,411,177 payable to Zaring.
Management and Consulting Agreement by and among Zaring, HomeMax and       10.4         Filed herewith
     American Homestar Corporation dated March 15, 1999.
None                                                                       15
None                                                                       18
None                                                                       19
None                                                                       22
None                                                                       24
Financial Data Schedules                                                   27           Filed herewith
None                                                                       99

(b) REPORTS ON FORM 8-K - The Company filed a Current Report on Form 8-K on January 11, 1999, regarding the acquisition of R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina. The Current Report on Form 8-K dated January 11, 1999 was amended on Form 8-K/A and filed on March 12, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN HOMESTAR CORPORATION

     Date:  April 13, 1999        By: /s/ Craig A. Reynolds
                                      ----------------------------------------
                                      Craig A. Reynolds
                                      Executive Vice President, Chief Financial
                                        Officer, Secretary and Director (Duly
                                        Authorized
                                        Officer and Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX

                                                                          EXHIBIT             REPORT WITH WHICH
DESCRIPTION                                                                 NO.               EXHIBIT WAS FILED
-----------                                                               -------             -----------------
Note Purchase Agreement, 8.32% Senior Unsecured Notes due July 7, 2007      2.1         August 1997, Form 10-Q
Note  Purchase  Agreement,  7.25%  Series A and  7.14%  Series B Senior     2.2         November 1998, Form 10-Q
   Unsecured Notes due September 15, 2008
Articles of Amendment and Restated Articles of Incorporation.               3.2         May 1998 Form 10-K
Amended and Restated Bylaws of American Homestar Corporation.               3.3         S-1 Registration Statement
                                                                                        No. 33-78630
Specimen Common Stock Certificate.                                          4.1         S-1 Registration Statement
                                                                                        No. 33-78630
Amended and Restated  Securities Purchase Agreement by and among Zaring    10.1         Filed herewith
   National Corporation ("Zaring"), HomeMax, Inc. ("HomeMax"),  HomeMax
   Operating   Properties,   L.L.C.   ("HOP")  and  American   Homestar
   Corporation dated as of March 15, 1999.
Securityholders Agreement by and among Zaring, HomeMax, HOP and            10.2         Filed herewith
    American Homestar Corporation dated March 15, 1999.
Promissory Note dated March 15, 1999 in the original principal amount      10.3         Filed herewith
    of $4,411,177 payable to Zaring.
Management Agreement by and among Zaring, HomeMax and American             10.4         Filed herewith
    Homestar Corporation dated March 15, 1999.
None                                                                       15
None                                                                       18
None                                                                       19
None                                                                       22
None                                                                       24
Financial Data Schedules                                                   27           Filed herewith
None                                                                       99