Form 10-K
period 1999-05-31
AMERICAN HOMESTAR CORP
filed 1999-08-26
CIK 922812

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999

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

The aggregate market value of voting stock held by non-affiliates of the registrant on August 13, 1999 (based on the last sale price on the Nasdaq National Market as of such date) was $78,148,881. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrants common stock are affiliates of the registrant.

As of August 13, 1999, the registrant had 18,420,163 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement with respect to the 1999 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS


                                                    PART I
                                                                                                      PAGE
                                                                                                      ----
     Item 1.    Business...........................................................................    1
     Item 2.    Properties.........................................................................    9
     Item 3.    Legal Proceedings..................................................................    9
     Item 4.    Submission of Matters to a Vote of Security Holders................................    9


                                                    PART II

     Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters..............   10
     Item 6.    Selected Financial Data............................................................   11
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................   13
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.........................   19
     Item 8.    Financial Statements and Supplementary Data........................................   20
     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.........................................................................   20


                                                   PART III

     Item 10.   Directors and Executive Officers of the Registrant.................................   21
     Item 11.   Executive Compensation.............................................................   21
     Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................   21
     Item 13.   Certain Relationships and Related Transactions.....................................   21


                                                    PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................   22

                                     PART I


ITEM 1. BUSINESS

GENERAL

     American Homestar Corporation ("American Homestar" or the "Company") is one of the leading vertically integrated manufactured housing companies in the United States, with operations in manufacturing, retailing, financing and insurance. The Company currently operates 14 manufacturing facilities in seven states and sells homes through its dedicated distribution channels, which include 125 Company-owned retail sales centers, 12 joint venture retail sales centers and 80 franchised retail sales centers, and through more than 300 independent retail locations in 28 states. The Company's operations are strategically located in the Southwest, Southeast, Deep South, Rocky Mountain and Pacific Northwest regions of the United States, which represent many of the largest markets for manufactured housing. The Company provides financing to its retail customers through its affiliate, 21st Century Mortgage Corporation ("21st Century"), and also provides insurance products to its retail customers.

     American Homestar has realized significant growth in its operations and profitability since its initial public offering in July 1994. Since that time, the Company has grown from three manufacturing facilities to 14 and from 25 Company-owned retail sales centers to 125. Revenues have increased from $119 million in fiscal 1994 to $654 million in fiscal 1999, representing a compounded annual growth rate ("CAGR") of 41%, while diluted earnings per share have increased from $0.45 to $0.96 during the same period, representing a CAGR of 17%. During the same period, shipments increased from 2,228 homes to 12,311 homes, representing a CAGR of 47%.

STRATEGY

     The Company's primary strategic objectives are to maintain high growth in profitability and to generate superior long-term returns by leveraging the benefits of vertical integration and increasing market share. In order to achieve these objectives, the Company is pursuing the following initiatives:

o  INCREASE VERTICAL INTEGRATION AND INTERNALIZATION

     The cornerstone of American Homestar's strategy is the vertical integration of its operations, which includes the combination of manufacturing, retailing, financing and insuring of its products. Vertical integration allows the Company to increase its profit margins on the manufacture and sale of its products, and provides the ability to realize additional sources of income from financing the sales of and insuring the Company's products. Management believes that vertical integration allows the Company to better control the quality, design, manufacture and distribution of its homes, more effectively plan its inventory requirements, better coordinate the servicing of its products and promptly respond to changes in retail demand. An important element of the Company's vertical integration strategy is to maximize the percentage of new homes, manufactured by the Company to be sold through the Company's dedicated distribution channels. This percentage for Company-owned retail sales centers (the "internalization rate") has increased from 38% in fiscal 1994 to 85% in fiscal 1999.

o    INCREASE MANUFACTURING CAPACITY IN TANDEM WITH RETAIL EXPANSION

     Each American Homestar manufacturing facility produces homes targeted to a specific price range. This specialization maximizes production efficiency and improves the economies of scale derived from significant production volumes in a single facility. The Company clusters its manufacturing facilities within regions in order to supply a wide range of homes to each market it serves. As the Company's dedicated retail distribution increases in existing markets, capacity in existing plants will be expanded to take advantage of manufacturing efficiencies and economies of scale and to provide the full product offering of American Homestar to its retail sales centers and franchisees. Due to lower than expected sales in the last half of fiscal 1999, the Company is now placing less emphasis on growing the Company-store base and more on expanding the Company's retail franchise network. The Company also intends to expand its manufacturing capacity as overall demand for its products increases and as strategic acquisition opportunities arise.

o    GROW FINANCING OPERATIONS IN MEASURED FASHION WHILE REMAINING FULLY
     COMPETITIVE

     For the past several years the Company has focused on growing 21st Century Mortgage, believing that an internal retail financing capability was an important element of its overall growth strategy and vertical integration plan. Management still believes that prudent and conservative growth of 21st Century's loan portfolio is an important source of recurring future income. In response to an increasingly competitive retail lending environment, however, the Company has recently expanded its relationships with independent, third party, retail lenders to insure that it can offer a broad range of fully competitive retail financing products to its customers. 21st Century is currently one of the five "preferred lenders" to whom the Company sells retail installment contracts. The Company's insurance products also represent an opportunity for additional sources of current and recurring income through both commissions and underwriting profits.

INDUSTRY

     A manufactured home is a single-family residence that is constructed in a controlled factory environment and transported to a home site. Total retail sales of new manufactured homes in the United States were approximately $16.3 billion in 1998. From 1991 through 1998, the manufactured housing industry experienced a significant increase in the number of homes sold. Factory shipments increased from approximately 171,000 homes in 1991 to approximately 373,000 homes in 1998. Manufactured housing has also significantly increased its share of the new home market. In 1998, manufactured homes accounted for approximately one-fourth of all new single-family homes completed in the United States, up from approximately one-sixth in 1991. Because of the lower cost of construction for manufactured homes compared to site-built homes, manufactured housing has historically served as one of the most affordable alternatives for the home buyer. The average retail price of a new manufactured home in 1998 was $30.21 per square foot, as compared to $62.29 per square foot for a new site-built home, excluding land costs. In recent years, demand has shifted toward larger, multi-section homes, which accounted for more than one-half of the manufactured homes produced in 1998.

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

RETAIL DISTRIBUTION

     The Company sells its products through dedicated retail distribution channels which include Company-owned retail sales centers, joint venture retail sales centers, franchisees and independent retailers. The following table sets forth for the periods indicated certain data for shipments of homes manufactured by the Company to Company-owned retail sales centers and to independent retail sales centers, including franchisees, and the number of Company-owned retail sales centers and the number of joint venture retail sales centers:

                                                                       YEARS ENDED MAY 31,
                                                                 ----------------------------
                                                                  1997       1998       1999
                                                                 ------     ------     ------
Homes shipped to Company-owned retail sales centers ........      3,762      4,647      5,934
Homes shipped to independent retail sales centers,
    including franchisees ..................................      5,251      6,076      6,377
                                                                 ------     ------     ------

       Total homes shipped .................................      9,013     10,723     12,311
                                                                 ======     ======     ======

Company-owned retail sales centers .........................         54         86        125
Joint venture retail sales centers .........................         --         --         12

     Dedicated Distribution. The Company employs a distinct merchandising and selling strategy in its dedicated distribution channels. At each Company-owned retail sales center a broad selection of fully furnished and professionally decorated model homes is displayed in a landscaped setting. The Company's professional sales staff receives extensive training on all of the Company's products and services, and is able to provide customers with superior service. The Company also provides merchandising support and uses regional print, radio and television advertising to promote customer awareness and enhance its quality image.

     In fiscal 1999, 67% of the Company's new home retail sales were multi-section homes and its average new home retail sales price was $55,008 for Department of Housing and Urban Development ("HUD") code homes, compared to the industry average of $43,800. Since the beginning of fiscal 1994, the Company has increased the number of Company-owned retail sales centers from 21 to 125 as of May 31, 1999.

     The following table sets forth for the periods indicated certain information relating to homes sold by Company-owned retail sales centers:

                                                              YEARS ENDED MAY 31,
                                                       ---------------------------------
                                                        1997         1998         1999
                                                       -------      -------      -------
Average new home sales price - HUD code: .........     $45,902      $48,154      $55,008
Average new home sales price - modular: ..........          --           --      $87,834
Homes sold:
       New homes .................................       4,506        5,211        6,560
       Previously-owned homes ....................       1,314        1,725        2,256
Percentage of new homes sold:
       Single-section ............................          46%          45%          33%
       Multi-section .............................          54%          55%          67%
Percentage of new homes sold manufactured by:
       Company ...................................          74%          84%          85%
       Independent manufacturers .................          26%          16%          15%

     The Company has increased the percentage of new homes sold by Company-owned retail sales centers that are manufactured by the Company from 38% in fiscal 1994 to 85% in fiscal 1999. As the Company's manufacturing facilities continue to increase their production, the Company expects this percentage to increase. In addition to selling homes manufactured by the Company, many Company-owned retail sales centers sell homes manufactured by other companies as well as previously-owned manufactured homes.

     Franchise System. The Company initiated its Oak Creek Village national, branded franchise program in September 1997 to accelerate distribution of the Company's products by converting existing independent retail sales centers into franchisees and by encouraging entrepreneurs with considerable industry or business experience to open new retail sales centers as franchisees. Since the program's inception, the Company has entered into franchise arrangements covering 80 retail sales centers. The Company believes that its franchise program offers an attractive alternative for independent retailers. The benefits for a Company franchisee include (i) a protected territory for specific products; (ii) access to the Company's manufacturing, retailing and financing expertise; (iii) minimal personal investment in the retail sales center;

(iv) the potential to open additional retail sales centers; and (v) the ability in many cases to benefit from television advertising and regional and national promotions.

     The Company generally enters into a franchise agreement when an independent retailer converts to a franchise or when a franchisee secures a location. The franchise agreement provides for a term of five years with one five-year renewal option. Under conditions of the franchise agreement, the franchisee is required to purchase all products through the Company or through Company-approved suppliers. The Company has the right to terminate any franchise agreement under specified circumstances, including a franchisee's failure to adhere to the Company's standards. The current franchise agreement contains a right of first refusal for the Company to purchase the franchise.

     In order to assist an independent retailer in the conversion to an Oak Creek Village, the Company may finance improvements to the franchisee's retail sales center. In such cases the lease is controlled by the Company and the costs of such improvements are added to the lease payment. The franchisee is required to finance its own inventory, but the Company may assist franchisees in finding floor plan financing at attractive rates. All franchisees are required to operate their Oak Creek Villages in compliance with applicable Company policies, standards and specifications. The Company monitors each franchisee's operations and results and assists the franchisee in order to optimize its performance.

     The Company believes that the success of a retail sales center is dependent on the professionalism and knowledge of its managerial and sales staff, and therefore, has developed an extensive regionalized training program covering management skills and knowledge, the proper sequence of a sale and general, as well as specific, product features and benefits. Management training provides employees with a complete review of the administrative process as well as a comprehensive understanding of the Company's retailing strategy and sales approach. The Company has a full-time training staff, which travels to regional training sites and to individual sales centers to provide on-site, one-on-one supplementary training as needed. The Company believes its general approach to marketing, the appearance of its sales locations and the professionalism of its sales management and staff are among its most distinguishing features.

     Independent Retailers. The independent retailer network is an important part of the Company's sales and distribution strategy and is especially important in new regional markets in which the Company has a limited number of Company-owned retail sales centers or franchisees. The Company believes its relations with its independent retailers are excellent. The Company has no written agreements with its independent retailers and the relationship may be terminated at any time by either party. The Company generally does not provide inventory financing arrangements for independent retailer purchases, nor does it consign homes. However, as is customary in the industry, lenders financing independent retailers require the Company to execute contingent repurchase agreements, which provide that, in the event of a retailer's default under the retailer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. During the last three fiscal years, the Company has incurred no significant losses resulting from these contingent obligations. As of May 31, 1999, the Company's contingent repurchase liability was approximately $108 million.

MANUFACTURING

     The Company manufactures a broad selection of both HUD code and modular homes ranging from traditional, lower-priced homes to distinctive, higher-priced homes. The Company's HUD code homes retail from $17,000 to $116,500, excluding land costs, while the Company's modular homes retail from $55,000 to $205,000, excluding land costs. By providing such a broad selection, the Company believes it can meet the financial and aesthetic requirements of the full range of retail buyers. Additionally, the Company believes it offers high quality homes that incorporate more innovative architectural designs and features than are typically offered by its competitors. Over the past few years, as the demand for multi-section homes has increased, the Company has significantly increased its production of multi-section homes to 73% of total homes manufactured for fiscal 1999 from 50% in fiscal 1994.

     The Company's manufacturing facilities generally operate on a one shift per day, five day per week basis. At May 31, 1999, the Company's facilities had the capacity to produce 140 floors per day, and its production rate was 98 floors per day (capacity figures are estimates of management). A floor is a single section home or one section of a multi-section home. The following table sets forth the total homes and floors manufactured by the Company for the periods indicated:


                                                      YEARS ENDED MAY 31,
                                                 ----------------------------
                                                  1997       1998       1999
                                                 ------     ------     ------
Homes manufactured:
     Single-section ........................      3,497      3,276      3,326
     Multi-section .........................      5,516      7,447      8,985
                                                 ------     ------     ------

Total homes manufactured ...................      9,013     10,723     12,311
                                                 ======     ======     ======

Total floors manufactured ..................     14,848     18,566     21,739
                                                 ======     ======     ======

     The principal materials used in the construction of the Company's homes include lumber and lumber products, gypsum wallboard, steel, aluminum, fiberglass, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Generally, materials are readily available and are purchased by the Company from numerous sources. The Company believes the materials used in the manufacture of its homes are readily available at competitive prices from a wide variety of suppliers. Accordingly, the Company does not believe the loss of any single supplier would have a material adverse effect on its business. The Company's direct or variable costs of operations can be significantly affected by the availability and pricing of raw materials.

     The Company generally builds a home only after a specific order has been received and wholesale retailer financing arrangements for payment have been made. In accordance with industry practice, dealers can cancel orders prior to the commencement of production without penalty, and accordingly, the Company does not consider its backlog of orders to be firm orders. Because of the seasonality of the market for manufactured homes, the level of backlog at any time is not necessarily indicative of the expected level of future orders. The Company's backlog, as well as level of new orders, generally declines during the winter months of December through February.

FINANCING

     In 1995, the Company formed 21st Century together with Clayton Homes, Inc. ("Clayton") and three former executive officers of Clayton. Clayton is a leader in manufactured home financing through its finance subsidiary, Vanderbilt Mortgage and Finance, Inc. American Homestar, Clayton and the management of 21st Century own 50%, 25% and 25%, respectively, of 21st Century, and the Company has an option to purchase the stock owned by Clayton and the management of 21st Century under certain conditions after September 15, 2000. 21st Century provides retail sales financing through the Company's dedicated distribution channels and is the primary lender for all Company-owned retail sales centers. 21st Century is also adding to its growing loan portfolio through direct marketing efforts to capture re-finance business and by offering private label financing through joint ventures with other manufactured housing producers and retailers. Financing through 21st Century extends the profits of a home sale through a recurring income stream received over the life of loans originated. As of May 31, 1999, 21st Century's loan servicing portfolio was approximately $538 million and for the year ended May 31, 1999, 21st Century had loan originations of approximately $220 million.

     To insure that the Company remains fully competitive and has access to all retail financing products available, the Company has recently expanded its relationships with several independent retail lenders. This new strategy is designed to spread the business more evenly among 21st Century and the Company's independent lenders and to ensure that each retail lender is able to fund an acceptable share of approved loans. The Company believes that this strategy affords it access to a variety of competitive financing programs which, in turn, may result in increased retail sales.

INSURANCE

     Through its wholly-owned subsidiary, Western Insurance Agency, Inc. ("Western"), the Company offers to its retail customers a variety of insurance products, including property/casualty insurance, credit life insurance and extended service contracts. The Company acts as agent and earns commissions from insurance written for purchasers of its manufactured homes. In addition, the Company's wholly-owned subsidiary, Lifestar Reinsurance, Ltd., reinsures credit life policies placed by Western. The amount underwritten at May 31, 1999 was approximately $255 million. Through reinsurance, the Company also earns underwriting fees and investment income. The Company's reinsurance operations are managed by American Bankers Life Assurance Company of Florida pursuant to a management contract.

ACQUISITIONS

     During fiscal 1998 and fiscal 1999, the Company made a number of strategic acquisitions, the most significant of which are as follows:


     o In June 1997, the Company acquired Brilliant Holding Corporation and its subsidiaries ("Brilliant"), a manufacturer of single- and multi-section homes with three plants in Alabama. Brilliant sells its homes to nearly 200 independent retailers located in 14 states.

     o In June 1997, the Company acquired N.C. Mobile Home Corporation ("N.C. Homes"), which operated 12 retail sales centers in North Carolina and one retail sales center in Virginia.

     o In January 1998, the Company acquired Davis Homes, Inc. ("Davis Homes"), which operated three retail centers in Alabama.

     o In July 1998, the Company acquired First Value Homes, Inc. ("First Value"), which operated two retail centers in North Carolina.

     o In September 1998, the Company acquired DWP Management, Inc. ("DWP"), and its related companies, Value Homes, Inc., Value Mobile Homes, Inc. of Washington, Premiere Manufactured Homes, Inc., Premiere Manufactured Homes, Inc. of Washington, Park Place Homes, Inc., Kilroy's M. H., Inc. and Premiere Homes of Moses Lake, Inc., which operated six retail centers in Washington, Oregon and New Mexico.

     o In December 1998, the Company acquired R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively, "R-Anell"). R-Anell produces manufactured and modular homes in three facilities located in North Carolina and sells its homes through approximately 100 independent and Company-owned retail sales centers located primarily in North Carolina, South Carolina and Virginia.

     o In March, 1999, the Company acquired 25% of the outstanding common stock of HomeMax, Inc. ("HomeMax") from Zaring National Corporation ("Zaring") in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax pursuant to which the Company will manage the HomeMax operations, and the Company, Zaring and HomeMax entered into a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates twelve retail sales centers in North Carolina, South Carolina and Kentucky.

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

SIGNIFICANT SUPPLIERS

     In fiscal 1997, fiscal 1998 and fiscal 1999, Redman Homes, Inc. ("Redman") supplied approximately 18%, 10% and 5%, respectively, of the homes sold by Company-owned retail sales centers. The Company's supply relationship with Redman is terminable at will by either party. While the Company believes that it can replace any independent manufacturer by substituting its own products and the products of other manufacturers, any such loss could have an adverse effect on the Company's results of operations.

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

GOVERNMENT REGULATION

     The Company's manufactured homes are subject to a number of federal, state and local laws and codes. Construction of manufactured homes is governed by the National Manufactured Home Construction and Safety Standards Act of 1974 ("MHCSS Act") and the regulations issued by the HUD thereunder, establishing comprehensive national construction standards. These regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. The Company's homes are regularly checked by an independent, HUD-approved inspector for compliance during construction. Failure to comply with applicable HUD regulations could expose the Company to a wide variety of sanctions, including mandated closings of Company manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements.

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

EMPLOYEES

     As of May 31, 1999, the Company employed 5,049 persons. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

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


ITEM 2. PROPERTIES

     At May 31, 1999, the Company operated 14 manufacturing facilities, 125 retail sales centers and had two administrative offices. Fifty-two of the retail sales centers and both administrative offices are leased. The Company's retail sales centers consist of tracts of land, ranging from 2.5 to 7.0 acres, on which manufactured homes are displayed, each with a sales office containing approximately 2,000 square feet of office space. The Company's retail sales centers are located in 16 states as follows: Alabama (7), Arkansas (2), Colorado
(4), Idaho (1), Kentucky (3), Louisiana (6), Mississippi (2), New Mexico (6), North Carolina (23), Oklahoma (4), Oregon (5), South Carolina (4), Tennessee
(3), Texas (49), Utah (1) and Washington (5). The Company believes that all facilities are adequately maintained and suitable for their present use.

The Company owns all of its manufacturing facilities and substantially all of its manufacturing equipment, fixtures, furniture and office equipment. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                                     DATE OPENED OR            BUILDING
                         LOCATION                       ACQUIRED             SQUARE FEET
                         --------                    --------------          -----------
           Fort Worth, Texas................          June 1985                137,000
           Lancaster, Texas.................          December 1992             86,600
           Burleson, Texas..................          May 1993                  94,500
           Henderson, North Carolina........          September 1996            70,000
           Boise, Idaho.....................          September 1996            90,100
           Stayton, Oregon..................          September 1996            97,500
           Gering, Nebraska.................          September 1996            73,000
           Vicksburg, Mississippi...........          September 1996           118,700
           Brilliant, Alabama...............          June 1997                127,500
           Guin, Alabama....................          June 1997                136,400
           Lynn, Alabama....................          June 1997                150,000
           Denver, North Carolina...........          December 1998            104,000
           Denver, North Carolina...........          December 1998             92,000
           Cherryville, North Carolina......          December 1998            231,000

ITEM 3. LEGAL PROCEEDINGS

       The Company is involved in routine litigation arising in the ordinary course of business. In the opinion of the Company, such matters will not have a material adverse effect on the financial condition or the results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                   MANAGEMENT

     The information in the section entitled "Management" in the Company's Proxy Statement to be delivered to shareholders in connection with the Company's Annual Meeting to be held on October 15, 1999 (the "Proxy Statement") is incorporated herein by reference in response to this item.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "HSTR." The following table sets forth, for the periods indicated, the high and low sales price per share of the Company's common stock as reported on the Nasdaq National Market. The following share prices have been adjusted to reflect the three-for-two stock split effected October 31, 1997.

                                                                                HIGH            LOW
                                                                                ----            ---
          FISCAL YEAR ENDED MAY 31, 1998:
               First quarter..........................................       $   16.75       $  12.08
               Second quarter.........................................           17.17          13.00
               Third quarter..........................................           22.25          14.00
               Fourth quarter.........................................           25.00          18.50

          FISCAL YEAR ENDED MAY 31, 1999:
               First quarter..........................................       $   25.81       $  15.38
               Second quarter.........................................           22.00          15.75
               Third quarter..........................................           16.13           7.38
               Fourth quarter.........................................            8.00           5.81

     As of August 13, 1999, there were 197 record holders of the Company's common stock. On August 13, 1999, the reported last sale price of the Company's common stock as reported by the Nasdaq National Market was $6.25 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The following unregistered sales of the Company's common stock were made in reliance upon Section 4(2) of the Securities Act of 1933 based on isolated sales by the Company in connection with acquisitions of related businesses.

      On July 13, 1998, the Company acquired the assets and liabilities of First Value for cash, a note payable and 163,540 shares of the Company's common stock. See Note 2 of the Notes to the Company's Consolidated Financial Statements included herein.

     On September 14, 1998, the Company acquired the assets and liabilities of DWP for cash, a note payable and 175,095 shares of the Company's common stock. See Note 2 of the Notes to the Company's Consolidated Financial Statements included herein.

     On December 29, 1998, the Company acquired the assets and liabilities of R-Anell for cash, a note payable and 658,540 shares of the Company's common stock. See Note 2 of the Notes to the Company's Consolidated Financial Statements included herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data includes the accounts of American Homestar and Brilliant. Brilliant was acquired by the Company effective June 1997, and the acquisition was accounted for as a pooling of interests. Accordingly, the Company's Consolidated Financial Statements have been restated for all periods prior to the acquisition to combine the previously separate entities. See Notes 1 and 2 of the Notes to the Company's Consolidated Financial Statements included herein. The financial information set forth under Statement of Operations Data and Balance Sheet Data for and as of the end of each of the five fiscal years ended May 31, 1999 was derived from the Consolidated Financial Statements of the Company (and its subsidiaries), which financial statements have been audited by KPMG LLP, independent certified public accountants. The Consolidated Financial Statements as of May 31, 1998 and 1999, and for each of the years in the three-year period ended May 31, 1999 and the report thereon, are included elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

                                                                                        YEARS ENDED MAY 31,
                                                              ---------------------------------------------------------------------
                                                                 1995           1996           1997           1998           1999
                                                              ---------      ---------      ---------      ---------      ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Net sales ............................................     $ 183,117      $ 274,145      $ 383,132      $ 481,947      $ 612,086
   Other revenues .......................................        16,311         22,487         26,305         31,992         41,957
                                                              ---------      ---------      ---------      ---------      ---------

       Total revenues ...................................       199,428        296,632        409,437        513,939        654,043
                                                              ---------      ---------      ---------      ---------      ---------

Costs and expenses:
   Cost of sales ........................................       151,641        219,853        307,611        381,435        477,717
   Selling, general and .................................        34,127         55,233         70,644         91,772        134,682
     administrative
   Acquisition costs(1) .................................            --             --             --          2,425             --
                                                              ---------      ---------      ---------      ---------      ---------


       Total costs and expenses .........................       185,768        275,086        378,255        475,632        612,399
                                                              ---------      ---------      ---------      ---------      ---------

       Operating income .................................        13,660         21,546         31,182         38,307         41,644
Interest expense ........................................        (2,011)        (4,071)        (5,703)        (7,382)       (13,845)
Other income (expense) ..................................           185            262            178            (50)           110
                                                              ---------      ---------      ---------      ---------      ---------
       Income before items shown below ..................        11,834         17,737         25,657         30,875         27,909
Income tax expense ......................................         4,615          7,076         10,512         13,546         11,472
                                                              ---------      ---------      ---------      ---------      ---------
       Income before items shown below ..................         7,219         10,661         15,145         17,329         16,437
Earnings  in affiliates .................................            --            188            549          1,211          1,602
Minority interest in income of
    consolidated subsidiaries ...........................          (204)          (297)          (314)          (223)           (98)
                                                              ---------      ---------      ---------      ---------      ---------
       Income before items shown below ..................         7,015         10,552         15,380         18,317         17,941
Extraordinary item, net of income tax
   benefit(2) ...........................................            --             --           (347)          (634)            --
                                                              ---------      ---------      ---------      ---------      ---------
       Net income .......................................     $   7,015      $  10,552      $  15,033      $  17,683      $  17,941
                                                              =========      =========      =========      =========      =========

Earnings per share before
extraordinary item - diluted(1) ...........   $   0.49     $   0.68     $   0.88     $   1.01     $   0.96
Earnings per share - diluted ..............   $   0.49     $   0.68     $   0.86     $   0.98     $   0.96

Weighted average shares outstanding -
diluted ...................................     14,396       15,578       17,564       18,135       18,669

BALANCE SHEET DATA (END OF FISCAL YEAR)
Working capital ...........................   $ 20,373     $ 39,655     $ 24,260     $ 58,867     $ 60,859
Total assets ..............................     93,832      126,233      211,021      273,696      439,316
Total debt ................................     35,000       31,781       81,578      107,491      216,485
Shareholders' equity ......................     34,668       62,167       77,709       98,463      135,465


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

     The Company, which started as a retailer in 1971, embarked on its vertical integration strategy in fiscal 1993 by entering into a joint venture with Oak Creek Homes, Inc. ("Oak Creek"), a manufacturer and long time supplier, to start up and operate two manufacturing facilities in its core southwest market region. In August 1993 (early fiscal 1994), the Company acquired Oak Creek and, thereby added manufacturing to its growing retail base. In September 1995, the Company formed 21st Century to originate, finance, sell and service manufactured housing retail installment contracts. The Company owns 50% of 21st Century today, with an option to purchase the remaining 50% in September 2000, and uses the equity method of accounting for its investment in 21st Century.

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

     In June 1997, the Company acquired Brilliant Holding Corporation ("Brilliant"), which operated three manufacturing plants in Northern Alabama. Also in June 1997, the Company acquired N.C. Homes, Inc., which operated twelve retail sales centers in North Carolina and one in Virginia.

     In January 1998, the Company acquired Davis Homes, which operated three retail sales centers in Alabama. In July 1998, the Company acquired First Value, which operated two retail sales centers in North Carolina. In September 1998, the Company acquired DWP, which operated six retail sales centers in Washington, Oregon and New Mexico.

     In December 1998, the Company acquired R-Anell, which produces manufactured and modular homes in three facilities located in North Carolina and sells its homes through approximately 100 independent and Company-owned retail sales centers located primarily in North Carolina, South Carolina and Virginia.

     In March 1999, the Company acquired 25% of the outstanding common stock of HomeMax from Zaring in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax pursuant to which the Company will manage the HomeMax operations. In addition the Company, Zaring and HomeMax entered a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates twelve retail sales centers in North Carolina, South Carolina and Kentucky.

VERTICAL INTEGRATION AND INTERNALIZATION

     The Company's growth strategy is based on an increasing degree of vertical integration over time. Vertical integration allows the Company to increase its profit margins on the manufacture and sale of its products, and provides the ability to realize additional sources of income from financing the sales and insuring the Company's products.

RESULTS OF OPERATIONS


     The following table summarizes certain key sales statistics for the Company for the periods indicated:


                                                                         YEARS ENDED MAY 31,
                                                                 ---------------------------------
                                                                   1997         1998         1999
                                                                 -------      -------      -------
Company-manufactured new homes sold at retail ..............       3,319        4,377        5,560
Total new homes sold at retail .............................       4,506        5,211        6,560
Internalization rate (1) ...................................          74%          84%          85%
Previously-owned homes sold at retail ......................       1,314        1,725        2,256
Average retail selling price -- new homes (HUD code) .......     $45,902      $48,154      $55,008
Company-owned retail sales centers at end of period ........          54           86          125
Total manufacturing shipments ..............................       9,013       10,723       12,311
Manufacturing shipments to independent retail sales
 centers, including franchisees ............................       5,251        6,076        6,377


(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's historical operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                                      YEARS ENDED MAY 31,
                                                                 ------------------------------
                                                                  1997        1998        1999
                                                                 ------      ------      ------
Total revenues .............................................      100.0%      100.0%      100.0%
Gross profit ...............................................       24.6%       25.8%       27.0%
Selling, general and administrative expenses before
    acquisition costs ......................................       16.9%       17.9%       20.6%
Acquisition costs ..........................................         --         0.5%         --
Operating income ...........................................        7.6%        7.4%        6.4%
Income before extraordinary item ...........................        3.8%        3.6%        2.7%
Net income .................................................        3.7%        3.4%        2.7%

Year ended May 31, 1999 compared to year ended May 31, 1998

     During the second half of fiscal 1999, the Company experienced disappointing levels of retail sales which had a carryover effect to the other operations of the Company (manufacturing, finance and insurance). The lower than expected level of sales resulted in net income which, for the first time since the Company became public, was substantially lower than net income in the comparable periods of the prior year. The Company attributes its lower than expected sales primarily to three factors: a highly competitive retail environment, the lack of a full range of competitive retail financing programs and management and personnel challenges and inadequacies at the retail level caused by the Company's substantial growth.

     In response, management is now placing less emphasis on building or acquiring Company-owned retail sales centers and more on expanding the Company's retail franchise network. In addition, senior management is focusing on developing a broader range of retail financing alternatives and on recruiting, training, developing and retaining retail management and sales personnel. Management's stated goal is to improve retail sales performance and profitability, even at more modest volume levels and to steadily improve overall operating results. Management is committed to the goal of building long term shareholder value.

     Net Sales. Net sales of manufactured homes were $612.1 million in fiscal year ended May 31, 1999, compared to $481.9 million in fiscal 1998. The increase is primarily the result of a 27% increase in the number of new and previously-owned homes sold at retail as well as a 14% increase in the average selling price of new HUD code homes. The weighted average number of new homes sold per retail sales center in the core Nationwide Housing Corporation ("Nationwide") operations decreased from 69 in fiscal 1998 to 60 in fiscal 1999. The Company added 39 new Company-owned retail sales centers in fiscal 1999.

     Other Revenues. Transportation revenues in fiscal 1999 were $11.6 million, an increase of 12% from $10.4 million in fiscal 1998. Transportation is not a key growth area of the Company and has over time represented a declining proportion of total revenues and operating income. Other non-transportation revenues increased to $30.3 million in fiscal year 1999, compared to $21.6 million in fiscal 1998. The increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations. Revenues from insurance operations increased to $17.5 million in fiscal 1999 compared to $14.8 million in fiscal 1998.

     Cost of Sales. Cost of manufactured homes sold was $477.7 million, or 78.0% of net sales, in fiscal 1999, as compared to $381.4 million, or 79.1% of net sales in fiscal 1998. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of net sales, was primarily the result of an increase in the internalization rate from 84% in fiscal 1998 to 85% in fiscal 1999. Cost of sales attributable to transportation operations in fiscal 1999 were $9.5 million, or 81.8% of transportation revenues, an increase of 13.1% from $8.4 million, or 80.9% of transportation revenues in fiscal 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1999, were $135.0 million, or 20.6% of total revenues, as compared to $91.8 million, or 17.9% of total revenues in fiscal 1998. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity.

     Acquisition Costs. During fiscal 1998, the Company incurred $2.4 million in costs related to the Brilliant acquisition. These acquisition related costs primarily consisted of transaction costs and severance and termination agreements with two former officers of Brilliant.

     Interest Expense. Interest expense increased 87.6% to $13.8 million in fiscal 1999, from $7.4 million in fiscal 1998. This increase is primarily attributable to increased borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B Senior Unsecured Notes totaling $51 million in September 1998, and increased gross borrowings under its floor plan credit facility to support a higher level of aggregate inventory due to the addition of new retail sales centers.

     Income Taxes. The income tax provision, as a percentage of income before income taxes, minority interest, earnings in affiliate and extraordinary items, was 41.1% and 43.8% for fiscal years 1999 and 1998 respectively. The decrease was primarily the result of nondeductible acquisition costs related to the Brilliant acquisition.

     Extraordinary Loss. In connection with the private placement of $61 million of 8.32% senior unsecured notes in July 1997 (fiscal year 1998), the Company repaid existing secured bank debt of approximately $31 million. Consequently, in fiscal year 1998 the Company recorded an extraordinary loss of $634,000 (net of income tax benefit) which represented the write-off of unamortized debt issue costs as well as a prepayment penalty associated with the early repayment of the bank debt.

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

     Cost of Sales. Cost of manufactured homes sold was $381.4 million, or 79.1% of net sales, in fiscal 1998, as compared to $307.6 million, or 80.3% of net sales in fiscal 1997. The increase in cost of sales was primarily due to higher sales volume. The decrease in cost of sales, expressed as a percentage of net sales, was primarily the result of an increase in the internalization rate from 74% in fiscal 1997 to 84% in fiscal 1998. Cost of sales attributable to transportation operations in fiscal 1998 were $8.4 million, or 80.9% of transportation revenues, a decrease of 25% from $11.2 million, or 82.3% of transportation revenues in fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 1998, were $91.8 million, or 17.9% of total revenues, as compared to $70.6 million, or 17.3% of total revenues in fiscal 1997. The increase in selling, general and administrative expenses is attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity. Selling, general and administrative expenses also included $5.9 million in claims and expenses related to the $6.2 million in earned premiums under the previously described new reinsurance contract.

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

     Extraordinary Loss. In connection with the private placement of $61 million of 8.32% senior unsecured notes in July 1997 (fiscal year 1998), the Company repaid existing secured bank debt of approximately $31 million. Consequently, in fiscal year 1998 the Company recorded an extraordinary loss of $634,000 (net of income tax benefit) which represented the write-off of unamortized debt issue costs as well as a prepayment penalty associated with the early repayment of the bank debt.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $3.0 million, $17.3 million and ($19.6) million in fiscal 1997, 1998 and 1999, respectively. The increase in inventories and accounts receivable accounted for the majority of cash used in operations for the twelve months ended May 31, 1999.

      The Company had capital expenditures of $10.6 million, $14.7 million and $28.5 million in fiscal 1997, 1998 and 1999, respectively. These expenditures were used primarily for the acquisition and building of new Company-owned retail sales centers and to expand manufacturing capacity. The Company paid $4.6 million, net of cash acquired, $6.0 million, net of cash acquired, and $21.2 million, net of cash acquired, to purchase First Value, DWP and R-Anell, respectively.

     At May 31, 1999, the Company had a $125 million floor plan credit facility with Associates Housing Finance LLC. (the "Associates"). The facility, similar to a revolving credit facility, bears interest at a rate of prime less 0.50% and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. The Company is able to purchase participations in the floor plan credit facility, effectively reducing its net borrowings under the facility. These participations earn interest at a rate of prime less 0.75% (with such interest income reported as a reduction of total interest expense) and are immediately available to the Company in cash as the Company redeems them. At May 31, 1999, the Company had net borrowings of $86.7 million (gross borrowings of $141.0 million less participations of $54.3 million).

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

     Management believes that current cash resources, additional borrowing capacity and future cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the foreseeable future. Management's current focus is on improving performance and profitability in existing operations rather than substantial near term growth.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 1 of the Notes to the Company's Consolidated Financial Statements.

IMPACT OF YEAR 2000

     Beginning in calendar year 1998, the Company commenced replacement of its then current information technology system with a new system. The replacement, which is expected to be substantially completed in calendar year 1999, is required to meet current and future needs of the Company's business as well as to make various administrative and operating functions more efficient. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The costs of upgrading the Company's software programs, operating hardware and network systems is estimated to be approximately $3.3 million, with approximately $2.5 million having been spent to date, and the Company believes that these new programs and systems will not be subject to the Year 2000 problem. Costs incurred to date for external consultants for Year 2000 compliance specific costs are approximately $70,000 and management estimates an additional $47,000 will be required.

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

     The Company has implemented a detailed Year 2000 Project plan to assess the Company's internal business-critical systems upon which the Company depends. This includes information technology systems and applications ("IT"), as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems. The main internal IT systems include accounting systems such as general ledgers. Detailed testing of the Company's internal IT systems is complete and some remedial work has also been completed. The Company completed its analysis of internal IT systems by May 31, 1999 (the end of its fiscal year) and expects all corrective action and verification to be complete by September 30, 1999. Any problems actually encountered by the Company in addressing its Year 2000 issue that are beyond the Company's control could have adverse effects on the Company's future operations, results of operations or financial condition. The Company is developing a Year 2000 contingency plan to mitigate the effects of business disruption stemming from either internal system failures or an interruption in critical services or supplies from external sources over which the Company has no control. The plan is expected to be complete by September 30, 1999.

     The Company believes that the worst case scenario relative to Year 2000 issues would be a significant disruption of production due to wide-spread failures of vendors and suppliers to provide critical materials and services, including utilities. Because of the broad geographical disbursement of the Company's manufacturing facilities and the diversification of vendors for most materials, the Company believes that such disruptions are unlikely. Where the Company is dependent on a few suppliers to supply a crucial supply or component, measures have been taken, where possible, to identify alternative vendors who can supply the required materials.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its net variable rate debt, which consists of its liability for flooring of manufactured housing retail inventories, net of participations. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.9 million.

     The Company's financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.

     The Company has no financial instruments held for trading purposes. The Company originates loans through its 50%-owned affiliate 21st Century, most of which are at fixed rates of interest, in the ordinary course of business and periodically securitizes them to obtain permanent financing for such loan originations. Accordingly, 21st Century's loans held for sale are exposed to risk from changes in interest rates between the time loans are originated and the time at which 21st Century obtains permanent financing, generally at fixed rates of interest, in the asset-backed securities market. 21st Century attempts to manage this risk by minimizing the warehousing period of unsecuritized loans. Loans held for investment, approximately $700,000 at May 31, 1999, also are subject to interest rate risk. 21st Century currently does not originate any loans with the intention of holding them for investment.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 14 (a) and begins at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference. The information concerning disclosure of delinquent Form 3, 4 or 5 filers is set forth in the Proxy Statement under the heading "Section 16 Requirements," which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1)  FINANCIAL STATEMENTS

              Report of Independent Auditors

              Report of Independent Auditors

              Consolidated Balance Sheets as of May 31, 1998 and 1999

              Consolidated Statements of Operations for the years ended May 31, 1997, 1998 and 1999

              Consolidated Statements of Shareholders' Equity for the years ended May 31, 1997, 1998 and 1999

              Consolidated Statements of Cash Flows for the years ended May 31, 1997, 1998 and 1999

              Notes to the Consolidated Financial Statements

         (2)  SUPPLEMENTARY SCHEDULE TO FINANCIAL STATEMENTS

              Schedule II - Valuation and Qualifying Accounts

         (3)  EXHIBITS

              The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of Item 14

     (b)   REPORTS ON FORM 8-K

           A Form 8-K/A was filed on behalf of the Company during the last quarter of the Company's 1999 fiscal year to report the financial statements for an Item 2 acquisition of assets that was first reported in January 1999.

     (c)   EXHIBITS


                                                                                 EXHIBIT          REPORT WITH WHICH
DESCRIPTION                                                                        NO.            EXHIBIT WAS FILED
-----------                                                                      -------       ------------------------
Stock Purchase and Plan of Reorganization, dated May 26,  1998, among               2.1        December 1998, Form 8-K
     American Homestar Corporation, R-Anell Custom Homes, Inc., Gold Medal
     Homes, Inc., Gold Medal Homes of North Carolina, Inc. and certain security holders of R-Anell Custom Homes, Inc., Gold Medal Homes, Inc. and Gold
     Medal Homes of North Carolina, Inc.

First Amendment to the Stock Purchase and Plan of  Reorganization, dated            2.2        December 1998, Form 8-K
     August 31, 1998, among American Homestar Corporation, R-Anell Custom Homes,
     Inc., Gold Medal Homes, Inc., Gold Medal Homes of North Carolina, Inc. and
     certain security holders of R-Anell Custom Homes, Inc., Gold Medal Homes,
     Inc. and Gold Medal Homes of North Carolina, Inc.

Second Amendment to the Stock Purchase and Plan of Reorganization,  dated           2.3        December 1998, Form 8-K
     August 31, 1998, among American Homestar Corporation, R-Anell Custom Homes,
     Inc., Gold Medal Homes, Inc., Gold Medal Homes of North Carolina, Inc. and
     certain security holders of R-Anell Custom Homes, Inc., Gold Medal Homes,
     Inc. and Gold Medal Homes of North Carolina, Inc.

                                                                                 EXHIBIT         REPORT WITH WHICH
DESCRIPTION                                                                        NO.           EXHIBIT WAS FILED
-----------                                                                      -------      ------------------------
Restated Articles of Incorporation of American Homestar Corporation.               3.1        S-1 Registration Statement
                                                                                              No. 33-78630

Articles of Amendment to the Restated Articles of Incorporation                    3.2        Filed herewith

Amended and Restated Bylaws of American Homestar Corporation.                      3.3        S-1 Registration Statement
                                                                                              No. 33-78630

Form of certificate evidencing ownership of Common Stock of American               4.1        S-1 Registration Statement
   Homestar Corporation.                                                                      No. 33-78630

Note Purchase Agreement, 8.32% Senior Unsecured Notes due July 7, 2007            10.1        August 1997, Form 10-Q

Note Purchase Agreement, 7.25% Series A and 7.14%  Series B Senior                10.2        November 1998, Form 10-Q
   Unsecured Notes due September 15, 2008

Amended and Restated Securities Purchase Agreement by and among Zaring            10.3        February 1999, Form 10-Q
   National Corporation ("Zaring"), HomeMax, Inc. ("HomeMax"), HomeMax
   Operating Properties, L.L.C. ("HOP") and American Homestar Corporation
   dated as of March 15, 1999.

Securityholders Agreement by and among Zaring, HomeMax, HOP and American          10.4        February 1999, Form 10-Q
   Homestar Corporation dated March 15, 1999.

Promissory Note dated March 15, 1999 in the original principal amount of          10.5        February 1999, Form 10-Q
   $4,411,177 payable to Zaring.

Management and Consulting Agreement by and among Zaring, HomeMax and              10.6        February 1999, Form 10-Q
   American Homestar Corporation dated March 15, 1999.

Nonqualified Stock Option Agreement, dated November 15, 1996 between              10.7        February 1997, Form 10-Q
   Finis F. Teeter and American Homestar Corporation.

Nonqualified Stock Option Agreement, dated November 15, 1996 between              10.8        February 1997, Form 10-Q
   Laurence A. Dawson, Jr. and American Homestar Corporation.

Amendment to Life Reinsurance  Contract,  dated December 31, 1996, by and         10.9        February 1997, Form 10-Q
   between Lifestar Reinsurance Limited and American Bankers Life Assurance
   Company of Florida

Amendment to The Associates (formerly Ford Finance Company, Inc.)                10.10        November 1996, Form 10-Q
   Inventory Financing Agreement

Employment Agreement dated November 15, 1996 by and between American             10.11        February 1997, Form 10-Q
   Homestar Corporation and Laurence A. Dawson, Jr.

Employment Agreement dated November 15, 1996 by and between  American            10.12        February 1997, Form 10-Q
   Homestar Corporation and Finis F. Teeter

Employment Agreement dated September 15, 1998 by and between American            10.13        August 1998, Form 10-Q
   Homestar Corporation and Craig A. Reynolds

Employment Agreement dated September 15, 1998 by and between American            10.14        August 1998, Form 10-Q
   Homestar Corporation and Charles N. Carney, Jr.

Employment Agreement dated July 10, 1997 by and between American                 10.15        August 1997, Form 10-Q
   Homestar Corporation and Ronald McCaslin

The Company's Market Capitalization Enhancement Stock Option Plan                10.16        1998 Definitive
                                                                                              Proxy Statement

The Company's 1994 Amended and Restated Stock Compensation Plan                  10.17        1996 Definitive
                                                                                              Proxy Statement
None                                                                             11

None                                                                             12

None                                                                             13

None                                                                             16

None                                                                             18

                                                                                 EXHIBIT         REPORT WITH WHICH
DESCRIPTION                                                                        NO.           EXHIBIT WAS FILED
-----------                                                                      -------      ------------------------
List of Subsidiaries                                                             21           Filed herewith

None                                                                             22

Consent of KPMG  LLP                                                             23           Filed herewith

Consent of Deloitte & Touche L.L.P.                                              23.1         Filed herewith

Financial Data Schedule                                                          27           Filed herewith

None                                                                             99

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN HOMESTAR CORPORATION

     Date:  August 26, 1999      By:  /s/  Laurence A. Dawson, Jr., President
                                      ------------------------------------------
                                      Laurence A. Dawson, Jr., President

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


     Signature                                 Title                                        Date
     ---------                                 -----                                        ----
     /s/ FINIS F. TEETER                       Chairman of the Board and              August 26, 1999
     ---------------------------------            Co-Chief Executive Officer
     Finis F. Teeter                              (Principal Executive Officer)

     /s/ LAURENCE A. DAWSON, JR.               President, Co-Chief Executive          August 26, 1999
     ---------------------------------           Officer and Director
     Laurence A. Dawson, Jr.                     (Principal Executive Officer)

     /s/ CRAIG A. REYNOLDS                     Executive Vice President, Chief        August 26, 1999
     ---------------------------------           Financial Officer, Secretary
     Craig A. Reynolds                           and Director (Principal Financial
                                                 and Accounting Officer)

     /s/ CHARLES N. CARNEY, JR.                Executive Vice President               August 26, 1999
     ---------------------------------           and Director
     Charles N. Carney, Jr.

     /s/ JACKIE H. HOLLAND                     Vice President, Treasurer              August 26, 1999
     ---------------------------------           and Director
     Jackie H. Holland

     /s/ RONALD E. MCCASLIN                    Executive Vice President               August 26, 1999
     ---------------------------------           and Director
     Ronald E. McCaslin

     /s/ WILLIAM O. HUNT                       Director                               August 26, 1999
     ---------------------------------
     William O. Hunt

     /s/ JACK L. McDONALD                      Director                               August 26, 1999
     ---------------------------------
     Jack L. McDonald

     /s/ DALE V. KESLER                        Director                               August 26, 1999
     ---------------------------------
     Dale V. Kesler

     /s/ MILLARD E. BARRON                     Director                               August 26, 1999
     ---------------------------------
     Millard E. Barron



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            PAGE
                                                                                                            ----
Independent Auditors' Report.............................................................................   F-2

Independent Auditors' Report.............................................................................   F-3

Consolidated Balance Sheets as of May 31, 1998 and 1999..................................................   F-4

Consolidated Statements of Operations for the years ended May 31, 1997, 1998 and 1999....................   F-5

Consolidated Statements of Shareholders' Equity for the years ended May 31, 1997, 1998 and 1999..........   F-6

Consolidated Statements of Cash Flows for the years ended May 31, 1997, 1998 and 1999....................   F-7

Notes to Consolidated Financial Statements...............................................................   F-8

Financial Statement Schedule II - Valuation and Qualifying Accounts......................................  F-27

                          Independent Auditors' Report



The Board of Directors
American Homestar Corporation:

     We have audited the consolidated financial statements of American Homestar Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Brilliant Holding Corporation (see Note 1 of Notes to Consolidated Financial Statements), included in the Company's consolidated financial statements for fiscal 1997, which statements reflect total revenues constituting 17% of the consolidated totals for the year ended May 31, 1997. These consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Brilliant Holding Corporation, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Homestar Corporation and subsidiaries as of May 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/  KPMG LLP

Houston, Texas
July 6, 1999

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

                                              /s/  Deloitte & Touche LLP

Birmingham, Alabama
April 11, 1997 (June 5, 1997 as to the Note 12)

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          MAY 31,
                                                                               -----------------------------
                                                                                   1998             1999
                                                                               ------------     ------------
                                 ASSETS
Current assets:
   Cash ..................................................................     $ 20,852,000     $  6,865,000
   Cash in transit from financial institutions ...........................       35,289,000       44,414,000
                                                                               ------------     ------------

       Total cash and cash equivalents ...................................       56,141,000       51,279,000
   Inventories, net ......................................................       74,076,000      118,681,000
   Accounts receivable ...................................................       22,468,000       48,965,000
   Manufacturer incentives receivable ....................................        2,839,000          543,000
   Deferred tax assets ...................................................        4,405,000        4,488,000
   Prepaid expenses and other current assets .............................        9,952,000       12,925,000
                                                                               ------------     ------------

       Total current assets ..............................................      169,881,000      236,881,000
Property, plant and equipment, net .......................................       58,984,000       94,826,000
Goodwill (net of accumulated amortization of $9,173,000 and
     $11,403,000, respectively) ..........................................       36,952,000       87,324,000
Investment in affiliates .................................................        4,826,000        8,610,000
Other assets .............................................................        3,053,000       11,675,000
                                                                               ------------     ------------
                                                                               $273,696,000     $439,316,000
                                                                               ============     ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of notes payable and capital lease ...............     $    941,000     $  3,086,000
   Floor plan payable, net of participations .............................       43,463,000       86,671,000
   Accounts payable ......................................................       27,840,000       36,391,000
   Accrued expenses ......................................................       32,510,000       41,406,000
   Accrued warranty costs ................................................        6,260,000        8,368,000
                                                                               ------------     ------------

       Total current liabilities .........................................      111,014,000      175,922,000
Notes payable and capital lease, less current installments ...............       63,087,000      126,728,000
Deferred tax liabilities .................................................          199,000          362,000
Minority interest in consolidated subsidiaries ...........................          933,000          839,000
Shareholders' equity:
   Preferred stock, no par value; authorized  5,000,000 shares; no shares
     issued ..............................................................               --               --
   Common stock, $0.05 par value; authorized 50,000,000 shares; issued and
     outstanding 17,274,667 and 18,412,900 shares, respectively ..........          864,000          921,000
   Additional paid-in capital ............................................       43,468,000       62,472,000
   Retained earnings .....................................................       54,131,000       72,072,000
                                                                               ------------     ------------
       Total shareholders' equity ........................................       98,463,000      135,465,000
Commitments and contingencies
                                                                               ------------     ------------
                                                                               $273,696,000     $439,316,000
                                                                               ============     ============

See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEARS ENDED MAY 31,
                                                            ---------------------------------------------------
                                                                 1997               1998               1999
                                                            -------------      -------------      -------------
Revenues:
   Net sales ..........................................     $ 383,132,000      $ 481,947,000      $ 612,086,000
   Other revenues .....................................        26,305,000         31,992,000         41,957,000
                                                            -------------      -------------      -------------
       Total revenues .................................       409,437,000        513,939,000        654,043,000
                                                            -------------      -------------      -------------
Costs and expenses:
   Cost of sales ......................................       307,611,000        381,435,000        477,717,000
   Selling, general and administrative ................        70,644,000         91,772,000        134,682,000
   Acquisition costs ..................................                --          2,425,000                 --
                                                            -------------      -------------      -------------
       Total costs and expenses .......................       378,255,000        475,632,000        612,399,000
                                                            -------------      -------------      -------------
       Operating income ...............................        31,182,000         38,307,000         41,644,000
Interest expense ......................................        (5,703,000)        (7,382,000)       (13,845,000)
Other income (expense) ................................           178,000            (50,000)           110,000
                                                            -------------      -------------      -------------
       Income before items shown below ................        26,657,000         30,875,000         27,909,000
Income tax expense ....................................        10,512,000         13,546,000         11,472,000
                                                            -------------      -------------      -------------
       Income before items shown below ................        15,145,000         17,329,000         16,437,000
Earnings in affiliates ................................           549,000          1,211,000          1,602,000
Minority interests ....................................          (314,000)          (223,000)           (98,000)
                                                            -------------      -------------      -------------
       Income before items shown below ................        15,380,000         18,317,000         17,941,000
Extraordinary item (net of income tax benefit of
   $197,000 and $412,000, respectively) ...............          (347,000)          (634,000)                --
                                                            =============      =============      =============
       Net income .....................................     $  15,033,000      $  17,683,000      $  17,941,000
                                                            =============      =============      =============

Earnings per share - basic:
   Income before extraordinary item ...................     $        0.91      $        1.07      $        1.00
   Extraordinary item, net of income tax benefit ......             (0.02)             (0.04)                --
                                                            =============      =============      =============
       Net income per share ...........................     $        0.89      $        1.03      $        1.00
                                                            =============      =============      =============

Earnings per share - diluted:
   Income before extraordinary item ...................     $        0.88      $        1.01      $        0.96
   Extraordinary item, net of income tax benefit ......             (0.02)             (0.03)                --
                                                            =============      =============      =============
       Net income per share ...........................     $        0.86      $        0.98      $        0.96
                                                            =============      =============      =============


See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                ADDITIONAL                           TOTAL
                                               COMMON STOCK                       PAID-IN        RETAINED        SHAREHOLDERS'
                                                   SHARES        PAR VALUE        CAPITAL        EARNINGS            EQUITY
                                               -------------   -------------   -------------   -------------     -------------
BALANCES AT MAY 31, 1996 .................        16,868,000   $     845,000   $  39,229,000   $  22,093,000     $  62,167,000
Exercise of stock options ................            78,000           3,000         488,000              --           491,000
Compensation related to sale of common
   stock..................................                --              --          23,000              --            23,000
Other ....................................                --              --          (5,000)             --            (5,000)
Net income ...............................                --              --              --      15,033,000        15,033,000
                                               -------------   -------------   -------------   -------------     -------------

BALANCES AT MAY 31, 1997 .................        16,946,000         848,000      39,735,000      37,126,000        77,709,000
Exercise of stock options ................            91,000           4,000         784,000              --           788,000
Conforming of fiscal year ends ...........                --              --              --        (678,000)         (678,000)
Stock issued for acquisitions ............           238,000          12,000       2,949,000              --         2,961,000
Net income ...............................                --              --              --      17,683,000        17,683,000
                                               -------------   -------------   -------------   -------------     -------------

BALANCES AT MAY 31, 1998 .................        17,275,000         864,000      43,468,000      54,131,000        98,463,000
Exercise of stock options ................           140,000           7,000         671,000              --           678,000
Stock issued for acquisitions ............           998,000          50,000      18,333,000              --        18,383,000
Net income ...............................                --              --              --      17,941,000        17,941,000
                                               =============   =============   =============   =============     =============

BALANCES AT MAY 31, 1999 .................        18,413,000   $     921,000   $  62,472,000   $  72,072,000     $ 135,465,000
                                               =============   =============   =============   =============     =============


See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED MAY 31,
                                                                           ---------------------------------------------------
                                                                                1997               1998               1999
                                                                           -------------      -------------      -------------
Cash flows from operating activities:
   Net income ........................................................     $  15,033,000      $  17,683,000      $  17,941,000
   Adjustments to reconcile net income to net cash provided
     by (used in)  operating activities:
     Depreciation and amortization ...................................         4,060,000          5,634,000         10,069,000
     Provision for doubtful accounts, net ............................            50,000                 --                 --
     Minority interests in income of consolidated
       subsidiaries ..................................................           314,000            223,000             98,000
     Compensation expense on sale of common stock ....................            23,000                 --                 --
     Earnings in affiliates ..........................................          (549,000)        (1,211,000)        (1,602,000)
     Deferred taxes ..................................................          (286,000)           163,000         (1,067,000)
     Extraordinary item ..............................................           347,000            634,000                 --
     Conforming of year ends .........................................                --           (678,000)                --
     Change in assets and liabilities, net of acquisitions:
       Income tax receivable .........................................          (121,000)                --                 --
       Increase in receivables .......................................          (236,000)        (8,106,000)       (15,740,000)
       Increase in inventories .......................................       (14,720,000)        (6,016,000)       (26,929,000)
       Increase in prepaid expenses and other current assets .........          (241,000)        (5,726,000)        (2,337,000)
       Decrease (increase) in other assets ...........................           562,000           (636,000)        (2,783,000)
       Increase in accounts payable ..................................         4,521,000          5,924,000          4,692,000
       Increase (decrease) in accrued expenses .......................        (2,762,000)         9,364,000         (1,944,000)
       Decrease in other liabilities .................................        (3,004,000)                --                 --
                                                                           -------------      -------------      -------------
         Net cash provided by (used in) operating
           activities ................................................         2,991,000         17,252,000        (19,602,000)
                                                                           -------------      -------------      -------------

Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired ........        (6,613,000)        (2,812,000)       (38,368,000)
   Purchases of property, plant and equipment ........................       (10,628,000)       (14,715,000)       (28,512,000)
                                                                           -------------      -------------      -------------
         Net cash used in investing activities .......................       (17,241,000)       (17,527,000)       (66,880,000)
                                                                           -------------      -------------      -------------

Cash flows from financing activities:
   Bank overdraft ....................................................        (1,177,000)                --                 --
   Participation in floor plan payable ...............................         8,637,000        (20,657,000)       (13,212,000)
   Borrowings under floor plan payable ...............................       154,864,000        168,093,000        239,855,000
   Repayments of floor plan payable ..................................      (137,105,000)      (160,891,000)      (195,795,000)
   Proceeds from long-term debt borrowings ...........................        48,830,000         61,000,000         52,998,000
   Principal payments of long-term debt ..............................       (51,205,000)       (35,265,000)        (2,904,000)
   Exercise of stock options .........................................           491,000            788,000            678,000
   Other .............................................................           (63,000)                --                 --
                                                                           -------------      -------------      -------------
         Net cash provided by financing activities ...................        23,272,000         13,068,000         81,620,000
                                                                           -------------      -------------      -------------
Net increase (decrease) in cash and cash equivalents .................         9,022,000         12,793,000         (4,862,000)
Cash and cash equivalents at beginning of year .......................        34,326,000         43,348,000         56,141,000
                                                                           =============      =============      =============
Cash and cash equivalents at end of year .............................     $  43,348,000      $  56,141,000      $  51,279,000
                                                                           =============      =============      =============

Supplemental Cash Flow Information
   Income taxes paid .................................................     $  10,181,000      $  11,721,000      $  13,299,000
   Interest paid .....................................................         5,823,000          6,747,000         14,218,000
                                                                           =============      =============      =============

Supplemental Non-cash Investing and Financing Activities
   Purchase of property, plant and equipment through the
     issuance of notes payable .......................................     $   4,500,000      $   2,020,000      $   1,418,000
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

     The Company owns 50% of the outstanding common stock of 21st Century Mortgage Corporation ("21st Century") and 25% of the outstanding common stock of HomeMax, Inc. ("HomeMax") which are accounted for under the equity method of accounting.

NATURE OF OPERATIONS

     The Company is a vertically integrated manufactured housing company. As of May 31, 1999, the Company manufactured a wide variety of manufactured homes from its fourteen manufacturing facilities which are sold through 125 Company-owned retail sales centers in Texas, North Carolina, Alabama, Louisiana, New Mexico, Oklahoma, Colorado, Idaho, Mississippi, Tennessee, Utah, Arkansas, Washington, South Carolina, Kentucky and Oregon as well as a network of retail franchisees and independent dealers. In addition, the Company facilitates installment financing by purchasers of manufactured homes from its retail sales centers. The Company also offers retail customers, through both its Company-owned retail sales centers and certain independent retailers, a variety of insurance products, including property casualty insurance, credit life insurance and extended warranty coverage.

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

REVENUE RECOGNITION

     Retail sales are recognized when cash payment is received, or in the case of credit sales (which represent the majority of the Company's retail sales), when a down payment is received and the Company and the customer enter into an installment sales contract which is accepted by a financing company. The Company manufactures its homes based on dealer orders; sales to independent dealers are recognized as revenue when title transfers to the buyer, which is the date of shipment. Almost all the Company's sales to dealers are financed through the dealer's floor plan financing arrangements. Dealers are not permitted to cancel purchases without penalty once the manufacturing process commences.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost. The Company has one plant which is classified as an asset to be disposed of and is being carried at management's estimate of fair market value at the time of acquisition. Depreciation on property, plant and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the useful lives of the improvements or lease periods, whichever is shorter.

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

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

RESERVES FOR FUTURE LOSSES ON CREDIT SALES

     The Company makes a current provision for estimated future losses on credit retail sales where the Company retains risk in the event of customer nonpayment of installment sales contracts. Typically, the Company's period of exposure to loss does not exceed the first two installment payments on an individual contract. The amounts provided for estimated future losses on credit sales are determined based on the Company's historical loss experience after giving consideration to current economic conditions. In assessing current loss experience and economic conditions, management may adjust the reserve for losses on credit sales related to prior years' installment sales contracts. All adjustments are recognized currently.

ACCRUED WARRANTY AND SERVICE COSTS

     The Company makes a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in selling, general and administrative expenses in the consolidated statements of operations. For the years ended May 31, 1997, 1998 and 1999, warranty and service costs were $11,400,000, $18,009,000 and $23,331,000, respectively.

RESERVES FOR CONTINGENT REPURCHASE AGREEMENTS

     Reserves for contingent repurchase agreements are established for losses based on the Company's historical loss experience, and actual losses are charged to the reserve when incurred. Management, in assessing the loss experience, adjusts the reserves through periodic provisions. The Company has not incurred losses related to contingent repurchase agreements for the years ended May 31, 1997, 1998 and 1999.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. A reconciliation of such earnings per share for the years ended May 31, 1997, 1998 and 1999 is as follows:

                                                                                 Per Share
                                                     Income          Shares      Amounts
                                                     ------          ------     ---------
         MAY 31, 1997
Basic EPS
Net income ..................................     $15,033,000      16,890,593     $0.89
                                                                                  =====

Effects of dilutive securities - options ....                         673,732
                                                                  -----------
Diluted EPS .................................     $15,033,000      17,564,325     $0.86
                                                  ===========     ===========     =====

       MAY 31, 1998
Basic EPS
Net income ..................................     $17,683,000      17,196,426     $1.03
                                                                                  =====

Effects of dilutive securities - options ....                         938,966
                                                                  -----------
Diluted EPS .................................     $17,683,000      18,135,392     $0.98
                                                  ===========     ===========     =====

       MAY 31, 1999
Basic EPS
Net income ..................................     $17,941,000      17,931,850     $1.00
                                                                                  =====

Effects of dilutive securities - options ....                         736,659
                                                                   ----------
Diluted EPS .................................     $17,941,000      18,668,509     $0.96
                                                  ===========     ===========     =====


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

CASH EQUIVALENTS

     Cash equivalents consist of short-term investments with an original maturity of three months or less, money market accounts and cash in transit from financial institutions. Cash in transit from financial institutions presents no risk to the Company regarding collectibility and is typically collected within 90 days. In addition, the Company has never experienced a loss because of a failure to collect amounts due from these financial institutions. Approximately 86% and 67% of the cash in transit from financial institutions balance at May 31, 1998 and 1999, respectively, is due from three lenders, of which 51% and 24%, respectively, is due from the Company's mortgage affiliate, 21st Century.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedging exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedging effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     SFAS 133 is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the impact that SFAS 133 will have on the financial statements and believes that the determination will not be meaningful until closer to the date of initial adoption.

RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to classifications used in 1999.


(2)   ACQUISITIONS

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

Current assets .........................     $ 2,628,000
Property, plant and equipment ..........       3,030,000
Goodwill ...............................       6,201,000
Current liabilities ....................      (2,906,000)
Notes payable ..........................        (189,000)
                                             -----------
                                             $ 8,764,000
                                             ===========

Consideration:
   Cash ................................     $ 6,530,000
   Notes payable .......................       2,000,000
   Transaction costs ...................         234,000
                                             -----------
                                             $ 8,764,000
                                             ===========

     On September 24, 1996, the Company completed the acquisition of Guerdon Holdings, Inc. and its subsidiary, Guerdon Homes, Inc. (collectively "Guerdon"). Guerdon produces manufactured homes in four facilities located in Oregon, Idaho, Nebraska and Mississippi, and sells its homes through approximately 150 independent retailers

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Current assets ....................     $  6,699,000
Property, plant and equipment .....        8,551,000
Goodwill ..........................       23,880,000
Deferred taxes ....................        2,777,000
Current liabilities ...............      (17,843,000)
Notes payable .....................      (22,722,000)
                                        ------------
                                        $  1,342,000
                                        ============

Consideration:
   Cash ...........................     $    620,000
   Transaction costs ..............          722,000
                                        ------------
                                        $  1,342,000
                                        ============


     On June 10, 1997, Brilliant Holding Corporation and its subsidiaries ("Brilliant") were acquired by the Company, and 711,149 shares of the Company's common stock and options to purchase 38,852 shares of the Company's common stock were issued in exchange for all of Brilliant's outstanding common stock and options. This transaction was accounted for as a pooling of interests. Prior to the acquisition, Brilliant used a fiscal year ending on December 31. The restated consolidated financial statements for the years ended May 31, 1996 and 1997 combine the Company's consolidated financial statements for the years ended May 31, 1996 and 1997 with Brilliant's consolidated financial statements for the years ended December 31, 1995 and 1996, respectively. Due to the different fiscal year ends, retained earnings includes an adjustment to record Brilliant's net loss for the five months ended May 31, 1997, which will not be included in the restated consolidated financial statements for any fiscal period.


     A summary of Brilliant's results of operations for the five months ended May 31, 1997 follows:

  Net sales                                          $     28,984,000
  Total costs and expenses                           $     29,845,000
  Net loss                                           $       (678,000)
                                                     ================

     On June 16, 1997, the Company completed the acquisition of N.C. Mobile Home Corporation ("NC Homes"), which operated 12 retail sales centers in North Carolina and one in Virginia. The results of the acquired operations of NC Homes have been included with those of the Company from the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $3.6 million has been recorded as goodwill and is being amortized over 25 years. The fair value of assets acquired and liabilities assumed is summarized as follows:

Current assets ...............     $7,994,000
Other assets .................        282,000
Goodwill .....................      3,571,000

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Floor plan payable .....................      (6,691,000)
Accounts payable .......................        (442,000)
Accrued liabilities ....................        (214,000)
                                             -----------
                                             $ 4,500,000
                                             ===========
Consideration:
Cash ...................................     $ 1,000,000
Note payable ...........................       1,500,000
Common stock ...........................       2,000,000
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

Current assets .........................     $ 2,187,000
Other assets ...........................         518,000
Goodwill ...............................       2,075,000
Floor plan payable .....................      (1,976,000)
Accrued liabilities ....................        (121,000)
                                             -----------
                                             $ 2,683,000
                                             ===========
Consideration:
Cash ...................................     $ 1,472,000
Note payable ...........................         247,000
Common stock ...........................         964,000
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

Current assets .........................     $ 4,730,000
Other assets ...........................       1,783,000
Goodwill ...............................       6,719,000
Floor plan payable .....................      (3,024,000)
Accrued liabilities ....................        (904,000)
Accounts payable .......................        (349,000)
Notes payable and capital leases .......        (315,000)
                                             -----------
                                             $ 8,640,000
                                             ===========

Consideration:
Cash ...................................     $ 4,633,000
Common stock ...........................       4,007,000
                                             -----------
                                             $ 8,640,000
                                             ===========

     On September 14, 1998, the Company completed the acquisition of DWP Management, Inc. ("DWP") and its related companies, Value Homes, Inc., Value Mobile Homes, Inc. of Washington, Premiere Manufactured Homes, Inc., Premiere Manufactured Homes, Inc. of Washington, Park Place Homes, Inc., Kilroy's M. H., Inc. and Premiere Homes of Moses Lake, Inc. which operated six retail sales centers in Washington, Oregon and New Mexico. The previous owner retained a 20% interest in the newly formed corporations, Pacific Northwest Homes, Inc. and Pacific II Northwest Homes, Inc. The results of the acquired operations of DWP have been included with those of the Company effective September 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $11.9 million has been recorded as goodwill and is being amortized over 25 years. The original purchase price was subject to adjustments based on the actual net worth of the companies acquired as of December 31, 1998. As a result, the original purchase price was reduced by $612,000 which also reflected a retroactive adjustment to the note payable. The Company believes it may be entitled to further purchase price adjustments and has determined that it has a right of offset against the note payable for any such reductions. Further purchase price adjustments, if any, will be accounted for as a reduction of goodwill with a corresponding reduction in the note payable and/or the common stock given as part of the initial purchase. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

                      Current assets ..................     $ 12,775,000
                      Other assets ....................        2,077,000
                      Goodwill ........................       11,901,000
                      Floor plan payable ..............       (8,866,000)
                      Accrued liabilities .............       (4,789,000)
                      Minority interests ..............         (174,000)
                      Accounts and notes payable ......         (637,000)
                                                            ------------
                                                            $ 12,287,000
                                                            ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consideration:
Cash .........................     $ 6,000,000
Note payable .................       3,288,000
Common stock .................       2,999,000
                                   -----------
                                   $12,287,000
                                   ===========

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

Current assets .........................     $  9,439,000
Property, plant and equipment ..........       11,073,000
Goodwill ...............................       29,521,000
Current liabilities ....................      (11,156,000)
Notes payable ..........................       (6,300,000)
                                             ------------
                                             $ 32,577,000
                                             ============

Consideration:
   Cash ................................     $ 21,167,000
   Common stock ........................       11,113,000
   Transaction costs ...................          297,000
                                             ------------
                                             $ 32,577,000
                                             ============


     In March 1999, the Company acquired 25% of the outstanding common stock of HomeMax from Zaring National Corporation ("Zaring") in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax pursuant to which the Company will manage the HomeMax operations. In addition the Company, Zaring and HomeMax entered a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates twelve retail sales centers in North Carolina, South Carolina and Kentucky.

     The pro forma effects related to the NC Homes, Davis Homes, First Value, DWP and R-Anell acquisitions are not significant.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)   INVENTORIES

     A summary of inventories follows:

                                                        MAY 31,
                                             -----------------------------
                                                 1998             1999
                                             ------------     ------------
Manufactured homes:
   New .................................     $ 50,208,000     $ 82,564,000
   Used ................................        6,744,000        9,179,000
Furniture and supplies .................        5,884,000       10,176,000
Raw materials and work-in-process ......       11,240,000       16,762,000
                                             ------------     ------------
                                             $ 74,076,000     $118,681,000
                                             ============     ============

     Substantially all the Company's new and used manufactured homes were pledged as collateral against its floor plan credit facility (see note 6).


(4)   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                                 MAY 31,
                                                          USEFUL      -----------------------------
                                                          LIVES           1998            1999
                                                       -----------    ------------     ------------
Land .............................................             --     $  5,477,000     $  9,684,000
Land improvements ................................     15 years          1,459,000          135,000
Buildings ........................................     5-30 years       28,584,000       46,749,000
Machinery and equipment ..........................     5-10 years        7,716,000       12,905,000
Furniture and equipment ..........................     5 years           6,997,000       12,301,000
Vehicles .........................................     3 years             926,000        2,324,000
Leasehold improvements ...........................     5-13 years       15,890,000       26,374,000
Construction in progress .........................             --        1,295,000        5,854,000
                                                                      ------------     ------------

                                                                        68,344,000      116,326,000
Assets to be disposed of .........................             --        2,959,000        2,920,000
Less accumulated depreciation and amortization ...                      12,319,000       24,420,000
                                                                      ------------     ------------

                                                                      $ 58,984,000     $ 94,826,000
                                                                      ============     ============


(5)   OTHER ASSETS

     A summary of other assets follows:

                                                                          MAY 31,
                                                                 ---------------------------
                                                                     1998            1999
                                                                 -----------     -----------
Notes receivables ..........................................     $        --     $ 4,226,000
Dealer receivables .........................................              --       3,254,000
Deposits and prepaid expenses ..............................       1,503,000       2,193,000
Debt issue costs ...........................................         595,000       1,087,000
Net cash surrender value of company-owned life insurance ...         538,000         108,000
Other ......................................................         417,000         807,000
                                                                 -----------     -----------
                                                                 $ 3,053,000     $11,675,000
                                                                 ===========     ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Of the $4,226,000 notes receivable balance at May 31, 1999, $4,000,000 is a note receivable from an affiliated company (see note 2).

(6)   NOTES AND FLOOR PLAN PAYABLE

     The Company has a $125 million floor plan credit facility with Associates Housing Finance LLC. ("Associates") to finance a major portion of its manufactured home inventory until such inventory is sold and contract proceeds are received. Amounts outstanding under the credit facility bear interest at prime less 0.50% (7.25% at May 31, 1999) with the Company's participations in the credit facility earning interest at prime less 0.75% (7.00% at May 31, 1999). The floor plan debt is secured by substantially all of the Company's manufactured home inventory and cash in transit from financial institutions. The Company may increase or decrease the participation at any time and may require Associates to re-purchase all of its participation.


     Amounts due under the floor plan credit facility follows:

                                                               MAY 31,
                                                  --------------------------------
                                                       1998               1999
                                                  -------------      -------------
Floor plan payable ..........................     $  84,573,000      $ 140,993,000
Participations in floor plan payable ........       (41,110,000)       (54,322,000)
                                                  -------------      -------------

         Net floor plan payable .............     $  43,463,000      $  86,671,000
                                                  =============      =============


     A summary of notes payable follows:

                                                                                                MAY 31,
                                                                                     -----------------------------
                                                                                          1998             1999
                                                                                     ------------     ------------
Senior notes payable to financial institutions in annual installments of
    $10,166,667 beginning July 10, 2002, plus interest at 8.32%, due
    July 10, 2007  .............................................................     $ 61,000,000     $ 61,000,000
Senior notes payable to financial institutions in annual installments of $10,200,000 beginning September 15, 2004, plus interest at
    7.24%, due September 15, 2008  .............................................               --       51,000,000
Industrial revenue bond payable to a county authority in quarterly installments of $135,000, plus interest at 5.33%, due December 1,
    2009 .......................................................................               --        5,825,000
Notes payable in annual installments of  $1,470,392, plus interest at
    prime, due March 15, 2002 ..................................................               --        4,411,000
Notes payable in one installment of  $3,324,653, plus interest at 7.5%,
    due September 4, 2001 ......................................................               --        3,102,000
Note payable in annual installments of $500,000 with final payment of
    $383,000, plus interest at 7.5%, due June 16, 2000 .........................        1,383,000          883,000
Note payable in monthly installments of $6,985, including interest at
    7.25% due February, 2009; secured by land ..................................               --          585,000
Note payable to a SBA certified development company in monthly
    installments of $4,408, plus interest at 8.07%, due July 13, 2014  .........               --          438,000
Note payable in monthly installments of $5,000, including interest at
    10% due July, 2008; secured by land ........................................               --          384,000
Note payable in monthly installments of $18,815, including interest at
    5.25% due January, 2001; secured by land ...................................               --          201,000

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                MAY 31,
                                                                                     -----------------------------
                                                                                          1998             1999
                                                                                     ------------     ------------
Note payable in annual installments of $150,000 and $165,000, plus
    interest at 9% due April, 2000; secured by land ............................          315,000          165,000
Note payable in monthly installments of $1,934, including interest at
    10% due November, 2010; secured by land ....................................          165,000          158,000
Note payable in monthly installments of $2,167, including interest at
    10% due September, 2004; secured by land ...................................          157,000          150,000
Note payable to a SBA certified development company in monthly
    installments of $2,047, plus interest at 7.62%, due July 13, 2004  .........               --          101,000
Note payable in monthly installments of $1,170, including interest at
    9.5% due July, 2012; secured by land .......................................          105,000          100,000
Note payable in monthly installments of $1,000, including interest at
    8% due May, 2003; secured by land ..........................................               --           94,000
Note payable to a bank in monthly installments of $3,429, including
    interest at 10% through July 2001; secured by land .........................          109,000           75,000
Notes payable in monthly installments of $1,686, including interest at
    10.5% due May 2002; secured by land ........................................           65,000           51,000
Note payable in monthly installments of $2,500, including interest at
    8% due June, 2000; secured by land .........................................           59,000           32,000
Notes payable, $750,000 due on September 3, 1997 with quarterly
    installments of  $187,500 thereafter, plus interest at 8.5% ................          188,000               --
Other ..........................................................................          482,000        1,059,000
                                                                                     ------------     ------------

         Total .................................................................       64,028,000      129,814,000
Less current installments ......................................................          941,000        3,086,000
                                                                                     ------------     ------------
         Notes payable, less current installments ..............................     $ 63,087,000     $126,728,000
                                                                                     ============     ============


     The aggregate maturities of notes payable for each of the five years subsequent to May 31, 1999 follow:


2000 .........................     $  3,086,000
2001 .........................        2,991,000
2002 .........................        5,526,000
2003 .........................       10,838,000
2004 .........................       10,921,000
Thereafter ...................       96,452,000
                                   ------------
                                   $129,814,000
                                   ============

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's loan agreements related to the 8.32% Senior Unsecured Notes issued in July 1997 and the 7.25% Series A and 7.14% Series B Senior Unsecured Notes described above contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. At May 31, 1999, the Company was in compliance with all such restrictions.


(7)   INCOME TAXES

     The provision for income taxes related to operations in the consolidated statements of operations is summarized below:

                                                            YEARS ENDED MAY 31,
                                             -----------------------------------------------
                                                 1997              1998             1999
                                             ------------      ------------     ------------
Federal-current expense ................     $  9,139,000      $ 11,191,000     $  8,322,000
Federal-deferred expense (benefit) .....         (115,000)          134,000          877,000
State-current expense ..................        1,504,000         2,192,000        2,083,000
State-deferred expense (benefit) .......          (16,000)           29,000          190,000
                                             ------------      ------------     ------------
       Total ...........................     $ 10,512,000      $ 13,546,000     $ 11,472,000
                                             ============      ============     ============


         The Company files a consolidated return for federal tax purposes; accordingly, taxes at statutory rates are computed based on earnings before earnings in affiliates and minority interests. The provision for income taxes related to operations varied from the amount computed by applying the U.S. federal statutory rate as a result of the following:

                                                                    YEARS ENDED MAY 31,
                                                       ----------------------------------------------
                                                            1997             1998             1999
                                                       ------------     ------------     ------------
Computed "expected" tax expense ..................     $  9,077,000     $ 10,806,000     $  9,768,000
State income tax, net of federal tax benefit .....          961,000        1,444,000        1,486,000
Nondeductible goodwill ...........................          148,000          273,000          524,000
Nondeductible pooling costs ......................               --          626,000               --
Other, net .......................................          326,000          397,000         (306,000)
                                                       ------------     ------------     ------------
       Total .....................................     $ 10,512,000     $ 13,546,000     $ 11,472,000
                                                       ============     ============     ============


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                      MAY 31,
                                                            ---------------------------
                                                                1998            1999
                                                            -----------     -----------
Current deferred taxes:
    Inventory costs capitalized for tax purposes ......     $   395,000     $   501,000
    Liabilities not deductible until paid .............       3,230,000       4,081,000
    Other .............................................         780,000         (94,000)
                                                            ===========     ===========

         Current deferred tax assets ..................     $ 4,405,000     $ 4,488,000
                                                            ===========     ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Noncurrent deferred taxes:
    Noncurrent deferred tax assets:
      Plant and equipment, principally due to differences in
        depreciation and estimated costs to dispose of
        manufacturing facilities ................................     $ 198,000      $       0
    Noncurrent deferred tax liabilities:
      Goodwill ..................................................      (285,000)      (218,000)
      Plant and equipment, principally due to differences in
        depreciation ............................................      (112,000)      (144,000)
                                                                      ---------      ---------
         Noncurrent net deferred tax liability ..................     $(199,000)     $(362,000)
                                                                      =========      =========

     Management of the Company considers it more likely than not that all the deferred tax assets will be realized due to sufficient taxable income in future years.


(8)   INVESTMENT IN AFFILIATED COMPANIES

     In September 1995, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century, a newly formed mortgage company which commenced operations in October 1995 and provides retail financing to manufactured home buyers. 21st Century is 50% owned by the Company with the remaining 50% ownership divided equally between 21st Century's management and Clayton Homes, Inc. ("Clayton"). The Company has an option to purchase the stock owned by Clayton and the management of 21st Century after September 15, 2000. Summary financial information for 21st Century, derived from its audited financial statements, for the years ended May 31, 1998 and 1999 follows:

                                      1998            1999
                                   -----------     -----------
Total assets .................     $30,240,000     $23,205,000
                                   ===========     ===========

Total liabilities ............     $22,407,000     $12,157,000
Shareholders' equity .........     $ 7,833,000     $11,049,000
                                   ===========     ===========

Total revenues ...............     $11,634,000     $18,323,000
Net income ...................     $ 2,422,000     $ 3,215,000
                                   ===========     ===========


     In March 1999, the Company acquired a 25% interest in HomeMax. The Company's share of HomeMax's net operating loss for the period of ownership was $130,000. The Company receives management fee income from HomeMax for support services. Management fees received from HomeMax for the year ended May 31, 1999 were $130,000.

 (9)  STOCK COMPENSATION PLANS

     The Company has a 1994 Amended and Restated Stock Compensation Plan (the "Plan") whereby employees, directors and advisors are eligible to receive awards under the Plan. The Plan is administered by a committee of the Board of Directors (the "Committee"). An aggregate of 2,250,000 shares of common stock have been authorized and reserved for issuance under the Plan pursuant to the exercise of options or grant of restricted stock awards. Restricted stock awards will give the recipient the right to receive a specified amount of shares of common stock contingent upon remaining a Company employee for a specified period, as determined by the Committee.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



     Option activity for the Plan follows:

                                        1994 STOCK       WEIGHTED
                                       COMPENSATION       AVERAGE
                                           PLAN        EXERCISE PRICE
                                       ------------    --------------
Outstanding, May 31, 1996 .........      1,252,734        $ 5.40
     Granted ......................        714,444          9.26
     Options exercised ............        (77,826)         5.04
     Canceled .....................        (90,174)         7.77
                                         ---------

Outstanding, May 31, 1997 .........      1,799,178          6.84
     Granted ......................        256,625         14.81
     Options exercised ............        (91,210)         4.91
     Canceled .....................       (273,510)         8.05
                                         ---------

Outstanding, May 31, 1998 .........      1,691,083          8.13
     Granted ......................        339,376         15.18
     Options exercised ............       (140,292)         4.93
     Canceled .....................        (49,847)        11.63
                                         ---------

Outstanding, May 31, 1999 .........      1,840,320        $ 9.57
                                         =========


     A summary of the Plan at May 31, 1999 follows:

                                                                           EXERCISE PRICES
                                                  -------------------------------------------------------------------
                                                   $3.41--$6.24      $6.70--$9.07     $9.20--$19.13        TOTAL
                                                  -------------     -------------     -------------     -------------
Options outstanding .........................           595,194           611,202           633,924         1,840,320
Weighted average exercise price -
   options outstanding ......................     $        4.77     $        8.78     $       14.85     $        9.57
Options exercisable .........................           372,323           217,628            30,639           620,590
Weighted average exercise price -
   options exercisable ......................     $        4.68     $        8.45     $       11.76     $        6.35
Weighted average remaining
   contractual life (years) .................              1.57              4.93              4.91              3.66

     During fiscal 1997, the Company granted each co-chief executive officer a non-qualified stock option to purchase 140,625 shares of the Company's common stock at $9.07 per share, the then fair market value of the Company's common stock, under a Non-Qualified Stock Option Agreement. Each option is exercisable after November 15, 2005 and terminates on November 15, 2006. However, each option may be exercisable earlier according to the following schedule:

                46,875 shares       If the Company's market capitalization
                                    equals or exceeds $300 million at any time
                                    on or prior to November 15, 2000 which was
                                    exceeded during fiscal 1998.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


     The Company has a Market Capitalization Enhancement Stock Option Plan (the "Enhancement Plan") whereby key executive officers and non-employee directors are eligible to receive awards under the Enhancement Plan. The Enhancement Plan is administered by the Committee. An aggregate of 1,200,000 shares of common stock have been authorized and reserved for issuance under the Enhancement Plan pursuant to the exercise of options.

     During fiscal 1999, the Company granted certain key executive employees of the Company and non-employee directors of the Company non-qualified stock options to purchase a total of 825,000 shares of the Company's common stock at $15.38 per share, the then fair market value of the Company's common stock. The options granted are exercisable according to the following schedule and terminate on August 31, 2008.


                                         As of the First Date on Which the
              Cumulative               Company's Market Capitalization Equals
        Percent Exercisable (%)                      or Exceeds
       ------------------------        --------------------------------------
                  20                                $500 million

                  40                                $600 million

                  60                                $700 million

                  80                                $800 million

                  90                                $900 million

                  100                                $1 billion


     As permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation cost has been recognized in fiscal 1997, 1998 and 1999 related to stock option grants. Had compensation cost been determined on the basis of SFAS 123, net income and earnings per share would have been as follows:

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          YEARS ENDED MAY 31,
                                        ----------------------------------------------------
                                             1997               1998               1999
                                        --------------     --------------     --------------
Net income:
     As reported ..................     $   15,033,000     $   17,683,000     $   17,941,000
     Pro forma ....................         14,692,000         16,806,000         16,717,000

Basic Earnings per Share:
     As reported ..................     $         0.89     $         1.03     $         1.00
     Pro forma ....................     $         0.87     $         0.98     $         0.93

Diluted Earnings per Share:
     As reported ..................     $         0.86     $         0.98     $         0.96
     Pro forma ....................     $         0.84     $         0.93     $         0.89


     The fair value of each common stock option grant is estimated on the date of the grant using the Black Scholes option-pricing model with the following assumptions used for grants from all plans in fiscal 1997, 1998 and 1999:

                                                          YEARS ENDED MAY 31,
                                             ---------------------------------------------
                                                 1997             1998             1999
                                             -----------      -----------      -----------
Expected life (years) ..................       4-9 years        4-9 years        4-9 years
Risk-free interest rate ................     6.40%-6.66%      5.41%-5.55%      4.55%-5.72%
Expected volatility ....................            .557             .584             .774
Expected dividend rate .................            0.0%             0.0%             0.0%


(10)  EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements, effective October 1, 1996, with the co-chief executive officers of the Company. Each agreement specifies a base salary of $235,000 per year plus an annual bonus of 2.25% of the Company's after-tax consolidated net income. Pursuant to these agreements, each co-chief executive officer was granted a stock option to purchase 93,750 shares of common stock pursuant to the Company's 1994 Stock Compensation Plan (see note 9). In addition, each co-chief executive officer was granted a Non-Qualified Stock Option to purchase 140,625 shares of common stock at $9.07 per share, the fair value of the Company's common stock on the date of grant, under the Option Agreements (see note 9).

(11)  RELATED PARTY BALANCES AND TRANSACTIONS

     MOAMCO Properties, Inc. (MOAMCO), an entity owned by the Company's Chairman and Co-Chief Executive Officer, owns and leases to the Company, under operating leases, land, improvements and buildings related to three sales centers. During the years ended May 31, 1997, 1998 and 1999, the Company paid MOAMCO approximately $78,000, $78,000 and $82,000, respectively, for these operating leases (see note 12).

     21st Century pays the Company a fee based on the interest rate charged on the installment sales contracts and the loan volume received from each retail center. During the years ended May 31, 1997, 1998 and 1999, 21st Century paid the Company $500,000, $1,300,000 and $2,324,000, respectively.


(12)  COMMITMENTS AND CONTINGENCIES

REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by a dealer on its obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). As of May 31, 1999 and 1998, the Company was at risk to repurchase approximately $107.7 million and $80.9 million, respectively, of manufactured homes.

LEGAL MATTERS

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SAVINGS PLAN

     During 1992, the Company adopted the American Homestar Corporation 401(k) Retirement Plan (the "Savings Plan") whereby all employees of the Company are eligible to participate in the Savings Plan who have completed one year of service and have reached the age of twenty and one-half. The Savings Plan is administered by a Plan Administrator appointed by the Company. Eligible employees may contribute a portion of their annual compensation up to the legal maximum established by the Internal Revenue Service for each plan year. The Company's matching contributions are at the discretion of the Company and may be made up to a maximum of 3% each plan year. Employee contributions are immediately vested. Company contributions vest over the first six years of employment. Amounts contributed by the Company to the Savings Plan for the years ended May 31, 1997, 1998 and 1999 were $185,000, $263,000, and $363,000, respectively.

WORKERS COMPENSATION LIABILITY

     The Company has rejected the insurance coverage provided by the Texas Workers' Compensation Act. While the Company maintains excess indemnity insurance, the Company's portion of self-insured retention is $250,000 per occurrence. Management, in assessing loss experience, adjusts the reserve through periodic provisions. In other states, the Company is self-insured for workers compensation up to predetermined amounts above which third party insurance applies.

LEASES

     The Company is obligated under various noncancelable operating lease agreements with varying monthly payments and varying expiration dates through 2004. Rental expense under operating leases for the years ended May 31, 1997, 1998 and 1999 were $2,644,000, $3,505,000 and $5,047,000, respectively.

     Aggregate annual rental payments, that include amounts due to related parties, on future lease commitments at May 31, 1999 were as follows:

                                                                 TOTAL LEASE           AMOUNTS DUE
                                                                 COMMITMENTS         RELATED PARTIES
                                                               -----------------     ----------------
2000......................................................     $     4,192,000       $         86,000
2001......................................................           2,491,000                     --
2002......................................................           1,527,000                     --
2003......................................................           1,018,000                     --
2004......................................................             196,000                     --
Thereafter................................................             252,000                     --
                                                               ---------------       ----------------
                                                               $     9,676,000       $         86,000
                                                               ===============       ================


(13)  CONCENTRATIONS OF RISK

     For the years ended May 31, 1997, 1998 and 1999, the Company had one producer that supplied 18%, 10% and 5%, respectively, of the new houses sold by Company-owned retail sales centers. The Company has a credit facility with one lender to finance the majority of its new home inventory. The loss of this lender could have a material adverse effect on the Company's operations. A majority of the Company-owned retail sales centers are located in Texas.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)    BUSINESS SEGMENTS

     The Company operates primarily in three business segments, retail sales, manufacturing of manufactured housing and financial services. The following table summarizes, for the periods indicated, information about these segments:

YEARS ENDED MAY 31,
(IN THOUSANDS)

                                                                                        ADJUSTMENTS/
                                               RETAIL     MANUFACTURING     OTHER       ELIMINATIONS      TOTAL
                                             ---------    -------------   ---------     ------------    ---------
1999

Revenues from external customers .......     $ 413,402      $ 223,179     $  17,462      $      --      $ 654,043
Intersegment revenues ..................         2,987        188,423         8,019       (199,429)            --
Interest expense .......................        10,454          3,628         7,882         (8,119)        13,845
Depreciation and amortization ..........         4,810          4,257         1,002             --         10,069
Segment profit before income taxes .....          (829)        32,781        (2,573)        (1,470)        27,909
Segment assets .........................       220,954        163,858       267,836       (213,332)       439,316
Expenditures for segment assets ........        19,642          6,463         2,407             --         28,512

1998

Revenues from external customers .......     $ 282,969      $ 216,172     $  14,798      $      --      $ 513,939
Intersegment revenues ..................         2,908        138,437         6,610       (147,955)            --
Interest expense .......................         5,872          3,423         4,500         (6,413)         7,382
Depreciation and amortization ..........         2,421          3,046           167             --          5,634
Segment profit before income taxes .....         5,741         25,572         1,091         (1,529)        30,875
Segment assets .........................       141,590        125,646       172,739       (166,279)       273,696
Expenditures for segment assets ........         9,399          4,048         1,268             --         14,715

1997

Revenues from external customers .......     $ 238,317      $ 165,838     $   5,282      $      --      $ 409,437
Intersegment revenues ..................         3,206        111,844           683       (115,733)            --
Interest expense .......................         4,864          3,899            --         (3,060)         5,703
Depreciation and amortization ..........         1,544          2,386           130             --          4,060
Segment profit before income taxes .....         9,630         17,415           772         (1,160)        26,657
Segment assets .........................       139,253        106,811        68,738       (103,781)       211,021
Expenditures for segment assets ........         4,140          6,452            36             --         10,628



     Intersegment revenues are primarily sales by the manufacturing segment to the retail segment and are transferred at market price. Earnings in affiliates in the consolidated statements of operations relates to the financial services segment. The adjustment to intersegment revenue is made to eliminate intercompany sales between the manufacturing and retail segments. The interest expense adjustment is made to eliminate intersegment interest between the corporate and manufacturing and retail segments and to net the interest expense on the floor plan credit facility against the interest earned. The segment assets adjustment is primarily made up of an adjustment to eliminate subsidiary's equity at the corporate level, a reclass of the floor plan participation balance and the elimination of intercompany receivables.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended May 31, 1998 and 1999:

                                                   FIRST        SECOND       THIRD        FOURTH
                                                  QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                                  --------     --------     --------     --------     --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
    Revenues ................................     $124,732     $125,014     $117,331     $146,862     $513,939
    Operating income ........................        7,054        9,710        9,230       12,313       38,307
    Net income ..............................        1,820        4,819        4,480        6,564       17,683
    Earnings per share-basic ................         0.11         0.28         0.26         0.38         1.03
    Earnings per share-diluted ..............         0.10         0.27         0.25         0.36         0.98


1999
    Revenues ................................     $147,531     $169,022     $151,400     $186,090     $654,043
    Operating income ........................       11,460       12,373        6,239       11,572       41,644
    Net income ..............................        5,784        5,757        1,816        4,584       17,941
    Earnings per share-basic ................         0.33         0.32         0.10         0.26         1.00
    Earnings per share-diluted ..............         0.31         0.31         0.10         0.25         0.96

                                                                     SCHEDULE II

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                     ADDITIONS
                                                   --------------------------------------------
                                    BALANCE AT     CHARGED TO       CHARGED TO                                      BALANCE AT
                                    BEGINNING      COSTS AND          OTHER                                           END OF
DESCRIPTION                           YEAR          EXPENSES         ACCOUNTS        OTHER (1)      DEDUCTIONS         YEAR
-----------                        -----------     -----------     ------------     -----------     -----------     -----------
Year ended May 31, 1997
   Warranty and service ......     $ 2,634,000     $11,400,000     $         --     $ 3,832,000     $11,510,000     $ 6,356,000

Year ended May 31, 1998
   Warranty and service ......     $ 6,356,000     $18,009,000     $         --     $        --     $18,105,000     $ 6,260,000

Year ended May 31, 1999
   Warranty and service ......     $ 6,260,000     $23,331,000     $         --     $   980,000     $22,203,000     $ 8,368,000


(1) Amount represents acquired reserve for warranty and service costs.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
   2.1         Stock Purchase and Plan of Reorganization, dated May 26,  1998, among
                    American Homestar Corporation, R-Anell Custom Homes, Inc., Gold Medal
                    Homes, Inc., Gold Medal Homes of North Carolina, Inc. and certain security holders of R-Anell Custom Homes, Inc., Gold Medal Homes, Inc. and Gold
                    Medal Homes of North Carolina, Inc.

   2.2         First Amendment to the Stock Purchase and Plan of  Reorganization, dated
                    August 31, 1998, among American Homestar Corporation, R-Anell Custom Homes,
                    Inc., Gold Medal Homes, Inc., Gold Medal Homes of North Carolina, Inc. and
                    certain security holders of R-Anell Custom Homes, Inc., Gold Medal Homes,
                    Inc. and Gold Medal Homes of North Carolina, Inc.

   2.3         Second Amendment to the Stock Purchase and Plan of Reorganization,  dated
                    August 31, 1998, among American Homestar Corporation, R-Anell Custom Homes,
                    Inc., Gold Medal Homes, Inc., Gold Medal Homes of North Carolina, Inc. and
                    certain security holders of R-Anell Custom Homes, Inc., Gold Medal Homes,
                    Inc. and Gold Medal Homes of North Carolina, Inc.

 EXHIBIT
   NO.           DESCRIPTION
 -------         -----------
   3.1           Restated Articles of Incorporation of American Homestar Corporation.


   3.2           Articles of Amendment to the Restated Articles of Incorporation

   3.3           Amended and Restated Bylaws of American Homestar Corporation.


   4.1           Form of certificate evidencing ownership of Common Stock of American
                    Homestar Corporation.

  10.1           Note Purchase Agreement, 8.32% Senior Unsecured Notes due July 7, 2007

  10.2           Note Purchase Agreement, 7.25% Series A and 7.14%  Series B Senior
                    Unsecured Notes due September 15, 2008

  10.3           Amended and Restated Securities Purchase Agreement by and among Zaring
                    National Corporation ("Zaring"), HomeMax, Inc. ("HomeMax"), HomeMax
                    Operating Properties, L.L.C. ("HOP") and American Homestar Corporation
                    dated as of March 15, 1999.

  10.4           Securityholders Agreement by and among Zaring, HomeMax, HOP and American
                    Homestar Corporation dated March 15, 1999.

  10.5           Promissory Note dated March 15, 1999 in the original principal amount of
                    $4,411,177 payable to Zaring.

  10.6           Management and Consulting Agreement by and among Zaring, HomeMax and
                    American Homestar Corporation dated March 15, 1999.

  10.7           Nonqualified Stock Option Agreement, dated November 15, 1996 between
                    Finis F. Teeter and American Homestar Corporation.

  10.8           Nonqualified Stock Option Agreement, dated November 15, 1996 between
                    Laurence A. Dawson, Jr. and American Homestar Corporation.

  10.9           Amendment to Life Reinsurance  Contract,  dated December 31, 1996, by and between Lifestar Reinsurance Limited and American Bankers Life Assurance
                    Company of Florida

 10.10           Amendment to The Associates (formerly Ford Finance Company, Inc.)
                    Inventory Financing Agreement

 10.11           Employment Agreement dated November 15, 1996 by and between American
                    Homestar Corporation and Laurence A. Dawson, Jr.

 10.12           Employment Agreement dated November 15, 1996 by and between  American
                    Homestar Corporation and Finis F. Teeter

 10.13           Employment Agreement dated September 15, 1998 by and between American
                    Homestar Corporation and Craig A. Reynolds

 10.14           Employment Agreement dated September 15, 1998 by and between American
                    Homestar Corporation and Charles N. Carney, Jr.

 10.15           Employment Agreement dated July 10, 1997 by and between American
                    Homestar Corporation and Ronald McCaslin

 10.16           The Company's Market Capitalization Enhancement Stock Option Plan


 10.17           The Company's 1994 Amended and Restated Stock Compensation Plan

 11              None

 12              None

 13              None

 16              None

 18              None

 EXHIBIT
   NO.           DESCRIPTION
 -------         -----------
21               List of Subsidiaries
22               None
23               Consent of KPMG LLP
23.1             Consent of Deloitte & Touche L.L.P.
27               Financial Data Schedule
99               None