Form 10-Q
period 1999-09-30
AMERICAN HOMESTAR CORP
filed 1999-11-15
CIK 922812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


 Number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1999.

            Common Stock, Par Value $.05 Per Share         18,423,707

                         PART I - FINANCIAL INFORMATION


                                                                                                      PAGE
                                                                                                      ----
Item 1.    Financial Statements

           Consolidated Balance Sheets - May 31, 1999 and September 30, 1999......................     2
           Consolidated Statements of Operations - three months ended
                August 31, 1998 and September 30, 1999 and the one month ended June 30, 1999 .....     3
           Consolidated Statements of Cash Flows - three months ended
                August 31, 1998 and September 30, 1999 and the one month ended June 30, 1999......     4
           Notes to Consolidated Financial Statements.............................................     5

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................................     9


                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................     15

                         PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   MAY 31,       SEPTEMBER 30,
                                                                                    1999            1999
                                                                                ------------     -------------
                                                                                                  (UNAUDITED)
                                     ASSETS

Current assets:
   Cash ...................................................................     $  6,865,000     $ 11,874,000
   Cash in transit from financial institutions ............................       44,414,000       29,301,000
                                                                                ------------     ------------

         Total cash and cash equivalents ..................................       51,279,000       41,175,000
   Inventories, net .......................................................      118,681,000      110,504,000
   Accounts receivable ....................................................       48,965,000       37,289,000
   Manufacturer incentives receivable .....................................          543,000          273,000
   Deferred tax assets ....................................................        4,488,000        5,248,000
   Prepaid expenses and other current assets ..............................       12,925,000       15,783,000
                                                                                ------------     ------------

         Total current assets .............................................      236,881,000      210,272,000
Property, plant and equipment, net ........................................       94,826,000       94,541,000
Goodwill (net of accumulated amortization of $11,403,000 and
  $12,054,000 , respectively) .............................................       87,324,000       93,723,000
Investment in affiliates ..................................................        8,610,000        9,558,000
Other assets ..............................................................       11,675,000       10,111,000
                                                                                ------------     ------------

                                                                                $439,316,000     $418,205,000
                                                                                ============     ============
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of notes payable and capital lease ................     $  3,086,000     $  3,302,000
   Floor plan payable, net of participations ..............................       86,671,000       70,989,000
   Accounts payable .......................................................       36,391,000       26,827,000
   Accrued expenses .......................................................       41,406,000       43,417,000
   Accrued warranty costs .................................................        8,368,000        7,821,000
                                                                                ------------     ------------

         Total current liabilities ........................................      175,922,000      152,356,000
Notes payable and capital lease, less current installments ................      126,728,000      127,268,000
Deferred tax liabilities ..................................................          362,000               --
Minority interest in consolidated subsidiary ..............................          839,000          916,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000
     shares; 375,000 shares issued and outstanding ........................               --        4,500,000
   Common stock, $0.05 par value; authorized 50,000,000
     shares; issued and outstanding 18,412,900 and 18,423,707
     shares at May 31, 1999 and September 30, 1999,
     respectively .........................................................          921,000          921,000
   Additional paid-in capital .............................................       62,472,000       62,519,000
   Retained earnings ......................................................       72,072,000       69,725,000
                                                                                ------------     ------------

         Total shareholders' equity .......................................      135,465,000      137,665,000

                                                                                ------------     ------------
                                                                                $439,316,000     $418,205,000
                                                                                ============     ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED        ONE MONTH ENDED
                                                       --------------------------------     ---------------
                                                         AUGUST 31,       SEPTEMBER 30,        JUNE 30,
                                                            1998              1999               1999
                                                       -------------      -------------      -------------
                                                        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenues:
   Net sales .....................................     $ 137,880,000      $ 155,340,000      $  49,272,000
   Other revenues ................................         9,651,000         10,439,000          3,493,000
                                                       -------------      -------------      -------------

         Total revenues ..........................       147,531,000        165,779,000         52,765,000
                                                       -------------      -------------      -------------
Costs and expenses:
   Cost of sales .................................       106,260,000        126,889,000         40,214,000
   Selling, general and administrative ...........        29,811,000         35,221,000         12,487,000
   Restructuring charge ..........................                --          2,323,000                 --
                                                       -------------      -------------      -------------

         Total costs and expenses ................       136,071,000        164,433,000         52,701,000
                                                       -------------      -------------      -------------

         Operating income ........................        11,460,000          1,346,000             64,000
Interest expense .................................        (2,444,000)        (4,032,000)        (1,487,000)
Other income (expense) ...........................                --           (183,000)            19,000
                                                       -------------      -------------      -------------

         Income (loss) before items shown below ..         9,016,000         (2,869,000)        (1,404,000)
Income tax expense (benefit) .....................         3,703,000         (1,234,000)          (462,000)
                                                       -------------      -------------      -------------

         Income (loss) before items shown below ..         5,313,000         (1,635,000)          (942,000)
Earnings in affiliate ............................           536,000            256,000             49,000
Minority interests ...............................           (65,000)           (56,000)           (20,000)
                                                       -------------      -------------      -------------

         Net income (loss) .......................     $   5,784,000      $  (1,435,000)     $    (913,000)
                                                       =============      =============      =============

Earnings (loss) per share - basic:
         Net income per share ....................     $        0.33      $       (0.08)     $       (0.05)
                                                       =============      =============      =============

Earnings (loss) per share - diluted:
         Net income per share ....................     $        0.31      $       (0.08)     $       (0.05)
                                                       =============      =============      =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           ONE MONTH
                                                                          THREE MONTHS ENDED                 ENDED
                                                                      -------------------------------     ------------
                                                                       AUGUST 31,       SEPTEMBER 30,       JUNE 30,
                                                                          1998              1999              1999
                                                                      ------------      -------------     ------------
                                                                       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) ............................................     $  5,784,000      $ (1,435,000)     $   (913,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ..............................        1,491,000         3,733,000         1,171,000
     Minority interests in income of consolidated subsidiaries...           65,000            56,000            20,000
     Earnings in affiliates .....................................         (536,000)         (256,000)          (49,000)
     Restructuring charge........................................               --         2,231,000                --
     Deferred taxes .............................................           46,000        (1,095,000)          (29,000)
     Change in assets and liabilities, net of acquisitions
       Decrease (increase) in receivables .......................       (2,724,000)       15,362,000        (3,686,000)
       Decrease (increase) in inventories .......................       (5,737,000)       12,527,000        (4,350,000)
       Decrease (increase) in prepaid expenses and other
         current assets..........................................         (946,000)       (3,923,000)        1,065,000
       Decrease (increase) in other assets ......................          876,000         1,868,000          (304,000)
       Decrease in accounts payable .............................         (649,000)         (989,000)       (8,575,000)
       Increase (decrease) in accrued expenses ..................        1,418,000        (6,342,000)        6,207,000
                                                                      ------------      ------------      ------------
           Net cash provided by (used in) operating activities...         (912,000)       21,737,000        (9,443,000)
                                                                      ------------      ------------      ------------

Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired ...       (4,483,000)               --                --
   Purchases of property, plant and equipment ...................       (4,945,000)       (3,649,000)       (1,608,000)
                                                                      ------------      ------------      ------------
           Net cash used in investing activities ................       (9,428,000)       (3,649,000)       (1,608,000)
                                                                      ------------      ------------      ------------

Cash flows from financing activities:
   Participation in floor plan payable ..........................       11,408,000        (5,276,000)       12,417,000
   Borrowings under floor plan payable ..........................       52,221,000        33,943,000        17,870,000
   Repayments of floor plan payable .............................      (45,072,000)      (53,616,000)      (21,020,000)
   Proceeds from long-term debt borrowings ......................          498,000                --                --
   Principal payments of long-term debt .........................       (1,083,000)         (876,000)         (630,000)
   Exercise of stock options ....................................            2,000            35,000            12,000
                                                                      ------------      ------------      ------------
           Net cash provided by (used in) financing activities ..       17,974,000       (25,790,000)        8,649,000
                                                                      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents ............        7,634,000        (7,702,000)       (2,402,000)
Cash and cash equivalents, beginning of period ..................       56,141,000        48,877,000        51,279,000
                                                                      ------------      ------------      ------------
Cash and cash equivalents, end of period ........................     $ 63,775,000      $ 41,175,000      $ 48,877,000
                                                                      ============      ============      ============

Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................     $    248,000      $  2,659,000      $    778,000
   Cash paid for income taxes ...................................          171,000           700,000           249,000
                                                                      ============      ============      ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the one and three months ended June 30, 1999 and September 30, 1999, respectively, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    In May 1999, the Board of Directors voted to change the Company's fiscal year end from May 31 to June 30 to be effective for the year beginning July 1, 1999. Such change was subject to IRS approval which was received on August 31, 1999. Accordingly, the Company is including the financial information for the one month ended June 30, 1999 (the transition period) in this quarterly report on Form 10-Q for the quarterly period ended September 30, 1999. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used in its industry.


RECLASSIFICATIONS

Certain prior years' amounts have been reclassified to conform to classifications used in the current period.

NON-CASH TRANSACTIONS

In connection with the Company's December 29, 1998 acquisition of R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively "R-Anell"), and pursuant to certain earn out provisions of the stock purchase agreement, a third amendment to the stock purchase agreement dated September 30, 1999 was entered into by the Company and R-Anell. The purchase price was increased by $7.5 million and paid as follows; $4.5 million (375,000 shares) of Series A Convertible Preferred Stock (the "Series A Stock") of American Homestar Corporation, a $1.5 million note payable and a $1.5 million payable which was paid in cash October 15, 1999. Each share of Series A Stock is nonvoting, cumulative and, in connection with a qualifying transfer, convertible into one share of Common Stock from April 1, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to the quotient obtained by dividing $12.00 by the average closing price. The purchase price adjustment had the effect of increasing goodwill by $7.5 million.

REPURCHASE AGREEMENTS

    The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At September 30, 1999, the Company's contingent repurchase liability was approximately $107.7 million.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVENTORIES

    A summary of inventories follows:


                                                 MAY 31,         SEPTEMBER 30,
                                                  1999               1999
                                             --------------     --------------
Manufactured homes:
  New ..................................     $   82,564,000     $   77,855,000
  Used .................................          9,179,000          7,531,000
Furniture and supplies .................         10,176,000         11,566,000
Raw materials and work-in-process ......         16,762,000         13,552,000
                                             --------------     --------------
                                             $  118,681,000     $  110,504,000
                                             ==============     ==============

INVESTMENT IN AFFILIATE

    Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the three months ended August 31, 1998 and September 30, 1999 and the one month ended June 30, 1999 follows:


                                                                         ONE MONTH
                                             THREE MONTHS ENDED            ENDED
                                       -----------------------------    -----------
                                        AUGUST 31,     SEPTEMBER 30,      JUNE 30,
                                           1998            1999            1999
                                       ------------    -------------    -----------
Total revenues......................   $  4,274,000    $   4,195,000    $ 1,044,000
Net income..........................   $  1,072,000    $     513,000    $    97,000
                                       ============    =============    ===========

RESTRUCTURING CHARGE

    The Company incurred a restructuring charge during the three months ended September 30, 1999 of $2.3 million due to the closing of one manufacturing facility. Certain assets used in the affected operation were written down to their net realizable value. The Company also incurred severance and other benefit-related costs in connection with the restructuring of operations. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took an inventory write-down of approximately $0.7 million to allow for reduced selling prices and selling concessions on the discontinued models of the closed manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the three months ended September 30, 1999.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


EARNINGS PER SHARE

    The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock for the periods indicated:


                                                                                       ONE MONTH
                                                      THREE MONTHS ENDED                 ENDED
                                                  -----------------------------      ------------
                                                   AUGUST 31,      SEPTEMBER 30,       JUNE 30,
                                                      1998             1999              1999
                                                  ------------     ------------      ------------
Net income (loss) ...........................     $  5,784,000     $ (1,435,000)     $   (913,000)
                                                  ============     ============      ============

Weighted average common shares outstanding ..       17,406,487       18,421,475        18,415,875

Dilutive effect of stock options ............        1,077,245               --                --
                                                  ------------     ------------      ------------

Common shares denominator ...................       18,483,732       18,421,475        18,415,875
                                                  ============     ============      ============

At September 30, 1999 and June 30, 1999, potentially dilutive outstanding stock options were 115,100 and 170,416 shares, respectively. These potentially dilutive options were not included in the loss per share calculation for the three months ended September 30, 1999 and the one month ended June 30, 1999 as their effect would be anti-dilutive due to the net loss incurred in the respective periods.


LONG-TERM DEBT

    On September 30, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes require quarterly interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes were used to fund acquisitions and expansions with the remainder used for general corporate purposes.

    The Company's amended loan agreements related to the 8.32% Senior Unsecured Notes issued in July 1997 and the 7.25% Series A and 7.14% Series B Senior Unsecured Notes described above contain certain requirements as to net working capital, consolidated net worth, fixed charge coverage and restrictions as to disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. At September 30, 1999, the Company was in compliance with all such requirements and restrictions, as amended.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BUSINESS SEGMENTS

    The Company operates primarily in three business segments, retail sales, manufacturing of manufactured housing and financial services. The following table summarizes, for the periods indicated, information about these segments:



(IN THOUSANDS)

                                                                                              ADJUSTMENTS/
                                           RETAIL         MANUFACTURING       OTHER           ELIMINATIONS        TOTAL
                                        ------------      -------------    ------------     ---------------    ------------
Three Months Ended
August 31, 1998

Revenues from external
customers .........................     $     89,726      $     53,810     $      3,995      $         --      $    147,531
Intersegment revenues .............              889            43,277            1,612           (45,778)               --
Interest expense ..................            2,044               749            1,285            (1,634)            2,444
Depreciation and amortization .....              645               747               99                --             1,491
Segment profit (loss) before
income taxes ......................            1,751             8,991             (232)           (1,494)            9,016
Segment assets ....................          160,767           133,088          184,518          (165,920)          312,453
Expenditures for segment
assets ............................            3,407             1,121              417                --             4,945

THREE MONTHS ENDED SEPTEMBER
30, 1999

Revenues from external
customers .........................     $     98,350      $     63,207     $      4,222      $         --      $    165,779
Intersegment revenues .............               54            46,041            2,672           (48,811)               --
Interest expense ..................            3,045             1,363            2,333            (2,709)           (4,032)
Depreciation and amortization .....            2,483             1,053              197                --             3,733
Segment profit (loss) before
income taxes ......................           (3,396)              973             (527)               81            (2,869)
Segment assets ....................          232,973           156,002          339,080          (309,850)          418,205
Expenditures for segment
assets ............................            1,563             1,378              708                --             3,649

ONE MONTH ENDED JUNE 30, 1999

Revenues from external
customers .........................     $     30,848      $     20,493     $      1,424      $         --      $     52,765
Intersegment revenues .............              558            14,285              772           (15,615)               --
Interest expense ..................            1,188               345              789              (835)            1,487
Depreciation and amortization .....              777               330               64                --             1,171
Segment profit (loss) before
income taxes ......................           (1,841)            1,047             (519)              (91)           (1,404)
Expenditures for segment
assets ............................              760               423              425                --             1,608

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

GENERAL

    American Homestar Corporation is one of the leading vertically integrated manufactured housing companies in the United States with operations in manufacturing, retailing, financing and insurance.

    The Company, which started as a retailer in 1971, embarked on its vertical integration strategy in fiscal 1993 by entering into a joint venture with Oak Creek Homes, Inc. ("Oak Creek"), a manufacturer and long time supplier, to start up and operate two manufacturing facilities in its core southwest market region. In August 1993 (early fiscal 1994), the Company acquired Oak Creek, thereby added manufacturing to its growing retail base. In September 1995, the Company formed 21st Century Mortgage Corporation ("21st Century") to originate, finance, sell and service manufactured housing retail installment contracts. The Company owns 50% of 21st Century and has an option to purchase the remaining 50% in September 2000, and uses the equity method of accounting for its investment in 21st Century.

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

    In September 1996, the Company acquired Heartland Homes, Inc. ("Heartland"), a single plant manufacturer of low-to-medium-priced homes in North Carolina. Concurrent with the Heartland acquisition, the Company also purchased the assets of Manu-Fac Homes Inc. ("Manu-Fac"), a contractually affiliated group of 15 independent retailers, which have since become franchisees of the Company.

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

    In March 1999, the Company acquired 25% of the outstanding common stock of HomeMax from Zaring in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax pursuant to which the Company will manage the HomeMax operations. In addition, the Company, Zaring and HomeMax entered into a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates twelve retail sales centers in North Carolina, South Carolina and Kentucky.

VERTICAL INTEGRATION AND INTERNALIZATION

    The Company's growth strategy is based on an increasing degree of vertical integration over time. Vertical integration allows the Company to increase its profit margins on the manufacture and sale of its products, and provides the ability to realize additional sources of income from financing the sales and insuring the Company's products.

RESULTS OF OPERATIONS


    The following table summarizes certain key sales statistics for the three months ended August 31, 1998 and September 30, 1999 and the one month ended June 30, 1999:


                                                                    THREE MONTHS ENDED             ONE MONTH ENDED
                                                           -------------------------------------  ------------------
                                                              AUGUST 31,        SEPTEMBER 30,         JUNE 30,
                                                                 1998                1999               1999
                                                           ------------------  -----------------  ------------------
Company-manufactured new homes sold at retail .........          1,249                1,430                432
Total new homes sold at retail ........................          1,459                1,612                514
Internalization rate (1) ..............................             86%                  89%                84%
Previously-owned homes sold at retail .................            510                  572                138
Average retail selling price--new homes (HUD code) ....     $   52,245           $   55,097         $   54,430
Average retail selling price--new homes (modular) .....             --           $  114,561         $   96,627
Number of retail sales centers at end of period .......             93                  124                125
Total manufacturing shipments .........................          2,966                3,077              1,007
Manufacturing shipments to independent retail sales
centers, including franchisees ........................          1,568                1,804                582

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:


                                                           THREE MONTH ENDED              ONE MONTH ENDED
                                                  -------------------------------------  ------------------
                                                     AUGUST 31,         SEPTEMBER 30,         JUNE 30,
                                                        1998                1999               1999
                                                  ------------------  -----------------  ------------------
Total revenues .........................               100.0%               100.0%           100.0%
Gross profit ...........................                28.0%                23.5%            23.8%
Selling, general and administrative ....                20.2%                21.2%            23.7%
Restructuring charge ...................                  --                  1.4%              --
Operating income .......................                 7.8%                 0.8%             0.1%
Net income .............................                 3.9%                (0.9%)           (1.7%)

One month ended June 30, 1999 compared to one month ended June 30, 1998

     Net Sales. Net sales of manufactured homes were $49.3 million for the one month ended June 30, 1999, compared to $41.9 million for one month ended June 30, 1998. The increase was primarily the result of a 6% increase in the number of new and previously-owned homes sold at retail. The Company opened one new retail sales center during the month ended June 30, 1999.

     Other Revenues. Transportation revenues for the one month ended June 30, 1999 were $1.1 million, compared to $1.0 million for the one month ended June 30, 1998. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other non-transportation revenues were $2.4 million for the one month ended June 30, 1999, consistent with the one month ended June 30,

1998. Revenues from insurance operations were $1.4 million for the one month ended June 30, 1999, consistent with the one month ended June 30, 1998.

     Cost of Sales. Cost of manufactured homes sold were $40.2 million (81.6% of net sales) for the one month ended June 30, 1999 compared to $32.3 million (77.1% of net sales) for the one month ended June 30, 1998. Cost of sales attributable to transportation operations for the one month ended June 30, 1999 were $0.8 million (80.3% of transportation revenues) compared $0.8 million (82.4% of transportation revenue) for the one month ended June 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one month ended June 30, 1999, were $12.5 million (23.7% of total revenues) compared to $9.8 million (22.0% of total revenue) for the one month ended June 30, 1998.

     Interest Expense. Interest expense was $1.5 million for the one month ended June 30, 1999 compared to $0.8 million for the one month ended June 30, 1998.

     Income Taxes. The income tax benefit, expressed as a percentage of loss before income taxes, minority interest and earnings in affiliate, was 32.9% for the one month ended June 30, 1999 compared to income tax expense, expressed as a percentage of income before income taxes, minority interest and earnings in affiliate, of 41.1% for the one month ended June 30, 1998. The lower percentage benefit was the result of the Company's loss position for the month and the relationship of nondeductible goodwill amortization expense to the loss.

Three months ended September 30, 1999 compared to three months ended August 31, 1998

     Net Sales. Net sales of manufactured homes were $155.3 million for the three months ended September 30, 1999, compared to $137.9 million for the three months ended August 31, 1998. The increase was primarily the result of an 11% increase in the number of new and previously-owned homes sold at retail as well as a 5% increase in the average selling price of new HUD code homes. The weighted average number of new homes sold per retail sales center in the core Nationwide Housing Corporation ("Nationwide") operations decreased from 16 in the first three months of fiscal 1999 to 12 in the first three months of fiscal 2000. The Company closed one retail sales center during the first quarter of fiscal 2000.

     Other Revenues. Transportation revenues for the three months ended September 30, 1999 were $2.7 million, a decrease of 7% from $2.9 million for the three months ended August 31, 1998. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other non-transportation revenues increased to $7.7 million for the three months ended September 30, 1999, compared to $6.8 million for the three months ended August 31, 1998. Revenues from insurance operations increased to $4.2 million for the three months ended September 30, 1999, compared to $4.0 million for the three months ended August 31, 1998.

     Cost of Sales. Cost of manufactured homes sold were $126.9 million (81.7% of net sales) for the three months ended September 30, 1999, as compared to $106.6 million (77.1% of net sales) for the three months ended August 31, 1998. The increase in cost of sales was primarily due to higher sales volume. The increase in cost of sales, expressed as a percentage of sales, was primarily the result of lower gross margins in the Company's manufacturing operations due to decreased efficiency in connection with lower operating levels. Cost of sales attributable to transportation operations for the three months ended September 30, 1999 were $2.2 million (83.0% of transportation revenues), a decrease of 6% from $2.4 million (81.7% of transportation revenues) for the three months ended August 31, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999, were $35.2 million (21.2% of total revenues), as compared to $29.8 million (20.2% of total revenues) for the three months ended August 31, 1998. The increase in selling, general and administrative expenses was attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated primarily with new retail sales centers and expanded manufacturing capacity.

     Restructuring Charge, The Company incurred a restructuring charge during the three months ended September 30, 1999 of $2.3 million due to the closing of one manufacturing facility. Certain assets used in the affected operation were written down to their net realizable value. The Company also incurred severance and other benefit-related costs in connection with the restructuring of operations. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took an inventory write-down of approximately $0.7 million to allow for reduced selling prices and selling concessions on the discontinued models of the closed manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the three months ended September 30, 1999.

     Interest Expense. Interest expense increased 65% to $4.0 million for the three months ended September 30, 1999, from $2.4 million for the three months ended August 31, 1998. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B Senior Unsecured Notes totaling $51 million in September 1998.

     Income Taxes. The income tax (benefit) provision, expressed as a percentage of income (loss) before income taxes, minority interest and earnings in affiliate, was 43.0% and 41.1% for the three months ended September 30, 1999 and August 31, 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

     Cash provided by operations was $21.7 million for the three months ended September 30, 1999. Substantial decreases in receivables and inventory accounted for a significant portion of the cash provided in the period.

     The Company had capital expenditures of $3.6 million for the three months ended September 30, 1999. These expenditures were used primarily to expand manufacturing capacity.

     At September 30, 1999, the Company had a $125 million floor plan credit facility with Associates Housing Finance, LLC ("the Associates"). The facility, similar to a revolving credit facility, bears interest at a rate of prime less 0.05% and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. The Company is able to purchase participations in the floor plan credit facility, effectively reducing its net borrowings under the facility. These participations earn interest at a rate of prime less 0.75% (with such interest income reported as a reduction of total interest expense) and are immediately available to the Company in cash as the Company redeems them. At September 30, 1999, the Company had net borrowings of $71.0 million (gross borrowings of $118.1 million less participations of $47.1 million).

     On September 30, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes require quarterly interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes were used to fund acquisitions and expansion with the remainder used for general corporate purposes.

     Management believes that current cash resources, additional borrowing capacity and future cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the foreseeable future. Management's current focus is on improving performance and profitability in existing operations rather than substantial near term growth. Management has also undertaken a series of initiatives designed to reduce net debt levels and to enhance overall liquidity over the next three quarters.

IMPACT OF YEAR 2000

     Beginning in calendar year 1998, the Company commenced replacement of its then current information technology system with a new system. The replacement, which is expected to be substantially completed in calendar year 1999, is required to meet current and future needs of the Company's business as well as to make various administrative and operating functions more efficient. Because the Company did not undertake this replacement for reasons of Year 2000 compliance, the costs of this conversion have not been identified as Year 2000 compliance costs. The costs of upgrading the Company's software programs, operating hardware and network systems is estimated to be approximately $3.3 million, with approximately $2.7 million having been spent to date, and the Company believes that these new programs and systems will not be subject to the Year 2000 problem. Costs incurred to date for external consultants for Year 2000 compliance specific costs are approximately $87,000, and management estimates an additional $10,000 will be required.

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

     The Company has implemented a detailed Year 2000 Project plan to assess the Company's internal business-critical systems upon which the Company depends. This includes information technology systems and applications ("IT"), as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems. The main internal IT systems include accounting systems such as general ledgers. Detailed testing of the Company's internal IT systems was completed by May 31, 1999 (the end of its fiscal year) and management expects all corrective action and verification to be complete by November 15, 1999. Any problems actually encountered by the Company in addressing its Year 2000 issue that are beyond the Company's control could have adverse effects on the Company's future operations, results of operations or financial condition. The Company is developing a Year 2000 contingency plan to mitigate the effects of business disruption stemming from either internal system failures or an interruption in critical services or supplies from external sources over which the Company has no control. The contingency plan is expected to be complete by November 30, 1999.

     The Company believes that the worst case scenario relative to Year 2000 issues would be a significant disruption of production due to wide-spread failures of vendors and suppliers to provide critical materials and services, including utilities. Because of the broad geographical disbursement of the Company's manufacturing facilities and the diversification of vendors for most materials, the Company believes that such disruptions, if any, will be temporary and isolated. Where the Company is dependent on a few suppliers to supply a crucial supply or component, measures have been taken, where possible, to identify alternative vendors who can supply the required materials. Because of seasonal factors, any possible short-term disruption of manufacturing activities should have a relatively nominal impact on the Company's operations and therefore has been deemed an acceptable risk by management.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

                                  EXHIBIT INDEX

                                                                          EXHIBIT            REPORT WITH WHICH
DESCRIPTION                                                                 NO.              EXHIBIT WAS FILED
------------                                                             ----------    ------------------------------
Restated Articles of Incorporation of American Homestar Corporation.        3.1        S-1 Registration Statement
                                                                                       No. 33-78630
Amended and Restated Bylaws of American Homestar Corporation.               3.2        S-1 Registration Statement
                                                                                       No. 33-78630
Specimen Common Stock Certificate.                                          4.1        S-1 Registration Statement
                                                                                       No. 33-78630
Third Amendment to the Stock Purchase and Plan of Reorganization,          10.1        Filed herewith
  dated September 30, 1999, among American Homestar Corporation,
  R-Anell Custom Homes, Inc., Gold Medal Homes, Inc., Gold Medal
  Homes of North Carolina, Inc. and certain security holders of
  R-Anell Custom Homes, Inc., Gold Medal Homes, Inc., and Gold
  Medal Homes of North Carolina, Inc.
None                                                                       11
None                                                                       15
None                                                                       18
None                                                                       19
None                                                                       22
None                                                                       24
Financial Data Schedules                                                   27          Filed herewith
None                                                                       99

(b)  REPORTS ON FORM 8-K - The Company filed a current report on Form 8-K on
     September 20, 1999, regarding the change in the Company's fiscal year end from May 31 to June 30 effective with the year beginning July 1, 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN HOMESTAR CORPORATION

    Date: November 15, 1999        By:   /s/ Craig A. Reynolds
                                      -----------------------------------------
                                      Craig A. Reynolds
                                      Executive Vice President, Chief Financial
                                        Officer and Secretary (Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX


 EXHIBIT                                                                                REPORT WITH WHICH
   NO.                   DESCRIPTION                                                    EXHIBIT WAS FILED
----------               ------------                                               --------------------------
   3.1      Restated Articles of Incorporation of American Homestar Corporation.    S-1 Registration Statement
                                                                                    No. 33-78630
   3.2      Amended and Restated Bylaws of American Homestar Corporation.           S-1 Registration Statement
                                                                                    No. 33-78630
   4.1      Specimen Common Stock Certificate.                                      S-1 Registration Statement
                                                                                    No. 33-78630
  10.1      Third Amendment to the Stock Purchase and Plan of Reorganization,       Filed herewith
            dated September 30, 1999, among American Homestar Corporation,
            R-Anell Custom Homes, Inc., Gold Medal Homes, Inc., Gold Medal
            Homes of North Carolina, Inc. and certain security holders of
            R-Anell Custom Homes, Inc., Gold Medal Homes, Inc., and Gold
            Medal Homes of North Carolina, Inc.
  11        None
  15        None
  18        None
  19        None
  22        None
  24        None
  27        Financial Data Schedules                                                 Filed herewith
  99        None