Form 10-Q
period 1999-12-31
AMERICAN HOMESTAR CORP
filed 2000-02-14
CIK 922812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

                                       or

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

  Number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2000.

                Common Stock, Par Value $.05 Per Share       18,423,707

                         PART I - FINANCIAL INFORMATION


                                                                                                      PAGE
                                                                                                      ----
Item 1.    Financial Statements
           Consolidated Balance Sheets - May 31, 1999 and December 31, 1999.......................     2
           Consolidated Statements of Operations - three months ended
              November 30, 1998 and December 31, 1999 ............................................     3
           Consolidated Statements of Operations - six months ended
              November 30, 1998 and December 31, 1999 ............................................     4
           Consolidated Statements of Cash Flows - six months ended
              November 30, 1998 and December 31, 1999.............................................     5
           Notes to Consolidated Financial Statements.............................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................................    11


                                  PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................    17

                         PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                             MAY 31,     DECEMBER 31,
                                                                              1999            1999
                                                                         -------------   -------------
                                                                                          (UNAUDITED)
                                  ASSETS
Current assets:
   Cash ..............................................................   $   6,865,000   $  10,338,000
   Cash in transit from financial institutions .......................      44,414,000      23,689,000
                                                                         -------------   -------------

         Total cash and cash equivalents .............................      51,279,000      34,027,000
   Inventories, net ..................................................     118,681,000     104,404,000
   Accounts receivable ...............................................      48,965,000      30,675,000
   Manufacturer incentives receivable ................................         543,000         326,000
   Deferred tax assets ...............................................       4,488,000       4,834,000
   Prepaid expenses and other current assets .........................      12,925,000      11,003,000
                                                                         -------------   -------------

         Total current assets ........................................     236,881,000     185,269,000
Property, plant and equipment, net ...................................      94,826,000      93,786,000
Goodwill (net of accumulated amortization of $11,403,000 and
$12,902,000, respectively) ...........................................      87,324,000      93,332,000
Investment in affiliates .............................................       8,610,000       8,721,000
Other assets .........................................................      11,675,000      10,389,000
                                                                         -------------   -------------

                                                                         $ 439,316,000   $ 391,497,000
                                                                         =============   =============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of notes payable and capital lease ...........   $   3,086,000   $   3,058,000
   Floor plan payable, net of participations .........................      86,671,000      73,430,000
   Accounts payable ..................................................      36,391,000      21,549,000
   Accrued expenses ..................................................      41,406,000      27,431,000
   Accrued warranty costs ............................................       8,368,000       7,658,000
                                                                         -------------   -------------

         Total current liabilities ...................................     175,922,000     133,126,000
Notes payable and capital lease, less current installments ...........     126,728,000     127,168,000
Deferred tax liabilities .............................................         362,000            --
Minority interest in consolidated subsidiary .........................         839,000         979,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares;
      375,000 shares issued and outstanding ..........................            --         4,500,000
   Common stock, $0.05 par value; authorized 50,000,000 shares;
       issued and outstanding 18,412,900 and 18,423,707 shares at
       May 31, 1999 and December 31, 1999, respectively ..............         921,000         921,000
   Additional paid-in capital ........................................      62,472,000      62,519,000
   Retained earnings .................................................      72,072,000      62,284,000
                                                                         -------------   -------------

         Total shareholders' equity ..................................     135,465,000     130,224,000

                                                                         -------------   -------------
                                                                         $ 439,316,000   $ 391,497,000
                                                                         =============   =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED
                                                          ------------------------------
                                                           NOVEMBER 30,     DECEMBER 31,
                                                               1998            1999
                                                          -------------    -------------
                                                           (UNAUDITED)      (UNAUDITED)
Revenues:
   Net sales ..........................................   $ 159,376,000    $ 128,018,000
   Other revenues .....................................       9,646,000       10,771,000
                                                          -------------    -------------

         Total revenues ...............................     169,022,000      138,789,000
                                                          -------------    -------------
Costs and expenses:
   Cost of sales ......................................     122,050,000      108,871,000
   Selling, general and administrative ................      34,599,000       35,461,000
                                                          -------------    -------------

         Total costs and expenses .....................     156,649,000      144,332,000
                                                          -------------    -------------

         Operating income (loss) ......................      12,373,000       (5,543,000)
Interest expense ......................................      (3,032,000)      (4,338,000)
Other income (expense) ................................          85,000          (26,000)
                                                          -------------    -------------

         Income (loss) before items shown below .......       9,426,000       (9,907,000)
Income tax expense (benefit) ..........................       3,876,000       (2,548,000)
                                                          -------------    -------------

         Income (loss) before items shown below .......       5,550,000       (7,359,000)
Earnings (loss) from affiliates .......................         273,000          (18,000)
Minority interests ....................................         (66,000)         (64,000)
                                                          -------------    -------------

         Net income (loss) ............................   $   5,757,000    $  (7,441,000)
                                                          =============    =============

Earnings (loss) per share - basic:
         Net income per share .........................   $        0.32    $       (0.40)
                                                          =============    =============

Earnings (loss) per share - diluted:
         Net income per share .........................   $        0.31    $       (0.40)
                                                          =============    =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               SIX MONTHS ENDED
                                                        ------------------------------
                                                        NOVEMBER 30,      DECEMBER 31,
                                                             1998              1999
                                                        -------------    -------------
                                                         (UNAUDITED)      (UNAUDITED)
Revenues:
   Net sales ........................................   $ 297,256,000    $ 283,359,000
   Other revenues ...................................      19,297,000       21,209,000
                                                        -------------    -------------

         Total revenues .............................     316,553,000      304,568,000
                                                        -------------    -------------
Costs and expenses:
   Cost of sales ....................................     230,247,000      234,765,000
   Selling, general and administrative ..............      62,437,000       71,677,000
   Restructuring charge .............................            --          2,323,000
                                                        -------------    -------------

         Total costs and expenses ...................     292,720,000      308,765,000
                                                        -------------    -------------

         Operating income (loss) ....................      23,833,000       (4,197,000)
Interest expense ....................................      (5,476,000)      (8,370,000)
Other income (expense) ..............................          85,000         (209,000)
                                                        -------------    -------------

         Income (loss) before items shown below .....      18,442,000      (12,776,000)
Income tax expense (benefit) ........................       7,579,000       (3,782,000)
                                                        -------------    -------------

         Income (loss) before items shown below .....      10,863,000       (8,994,000)
Earnings from affiliates ............................         809,000          238,000
Minority interests ..................................        (131,000)        (120,000)
                                                        -------------    -------------

         Net income (loss) ..........................   $  11,541,000    $  (8,876,000)
                                                        =============    =============

Earnings (loss) per share - basic:
         Net income per share .......................   $        0.66    $       (0.48)
                                                        =============    =============

Earnings (loss) per share - diluted:
         Net income per share .......................   $        0.62    $       (0.48)
                                                        =============    =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     SIX MONTHS ENDED
                                                                              ------------------------------
                                                                               NOVEMBER 30,    DECEMBER 31,
                                                                                   1998             1999
                                                                              -------------    -------------
                                                                               (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) ......................................................   $  11,541,000    $  (8,876,000)
   Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
     Depreciation and amortization ........................................       3,564,000        7,893,000
     Minority interests in income of consolidated subsidiaries ............         131,000          120,000
     Earnings in affiliates ...............................................        (809,000)        (238,000)
     Restructuring charge .................................................            --          2,231,000
     Deferred taxes .......................................................          83,000         (681,000)
     Change in assets and liabilities, net of acquisitions
       (Increase) decrease in receivables .................................      (6,071,000)      22,192,000
       (Increase) decrease in inventories .................................     (20,358,000)      18,627,000
       (Increase) decrease in prepaid expenses and other current assets ...      (3,652,000)         857,000
       Decrease (increase) in other assets ................................         771,000        1,590,000
       Increase (decrease) in accounts payable ............................       2,171,000       (6,267,000)
       Increase (decrease) in accrued expenses ............................       3,926,000      (21,077,000)
                                                                              -------------    -------------
              Net cash (used in) provided by operating activities .........      (8,703,000)      16,371,000
                                                                              -------------    -------------

Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired .............     (12,672,000)            --
   Purchases of property, plant and equipment .............................     (13,247,000)      (6,206,000)
                                                                              -------------    -------------
              Net cash used in investing activities .......................     (25,919,000)      (6,206,000)
                                                                              -------------    -------------

Cash flows from financing activities:
   Participation in floor plan payable ....................................     (18,403,000)       1,936,000
   Borrowings under floor plan payable ....................................     117,310,000       75,291,000
   Repayments of floor plan payable .......................................     (96,154,000)     (99,735,000)
   Proceeds from long-term debt borrowings ................................      51,000,000             --
   Principal payments of long-term debt ...................................      (1,150,000)      (2,542,000)
   Exercise of stock options ..............................................         538,000           35,000
                                                                              -------------    -------------
              Net cash provided by (used in) financing activities .........      53,141,000      (25,015,000)
                                                                              -------------    -------------

Net increase (decrease) in cash and cash equivalents ......................      18,519,000      (14,850,000)
Cash and cash equivalents, beginning of period ............................      56,141,000       48,877,000
                                                                              -------------    -------------
Cash and cash equivalents, end of period ..................................   $  74,660,000    $  34,027,000
                                                                              =============    =============

Supplemental disclosures of cash flow information:
   Cash paid for interest .................................................   $   4,864,000    $   8,347,000
   Cash paid for income taxes .............................................       5,904,000          702,000
                                                                              =============    =============

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three and six months ended December 31, 1999, respectively, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     In May 1999, the Board of Directors voted to change the Company's fiscal year end from May 31 to June 30 to be effective for the year beginning July 1, 1999. Such change was subject to IRS approval which was received on August 31, 1999. Accordingly, the Company included the financial information for the one month ended June 30, 1999 (the transition period) in the quarterly report on Form 10-Q for the quarterly period ended September 30, 1999. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used in its industry.


RECLASSIFICATIONS

Certain prior years' amounts have been reclassified to conform to classifications used in the current period.

NON-CASH TRANSACTIONS

In connection with the Company's December 29, 1998 acquisition of R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively "R-Anell"), and pursuant to certain earn out provisions of the stock purchase agreement, a third amendment to the stock purchase agreement dated September 30, 1999 was entered into by the Company and R-Anell. The purchase price was increased by $7.5 million and paid as follows; $4.5 million (375,000 shares) of Series A Convertible Preferred Stock (the "Series A Stock") of American Homestar Corporation, a $1.5 million note payable and a $1.5 million payable which was paid in cash October 15, 1999. Each share of Series A Stock is nonvoting, cumulative and, in connection with a qualifying transfer, convertible into one share of Common Stock from April 1, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to $4.5 million divided by the average closing price of the Common Stock. The purchase price adjustment had the effect of increasing goodwill by $7.5 million.


REPURCHASE AGREEMENTS

     The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At December 31, 1999, the Company's contingent repurchase liability was approximately $107.7 million. Historically these repurchase activities have been negligible.

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



INVENTORIES

     A summary of inventories follows:

                                                MAY 31,       DECEMBER 31,
                                                 1999             1999
                                             ------------     ------------
Manufactured homes:
  New ..................................     $ 82,564,000     $ 84,462,000
  Used .................................        9,179,000        6,089,000
Furniture and supplies .................       10,176,000        4,799,000
Raw materials and work-in-process ......       16,762,000        9,054,000
                                             ------------     ------------
                                             $118,681,000     $104,404,000
                                             ============     ============


INVESTMENT IN AFFILIATE

     Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the three months ended November 30, 1998 and December 31, 1999:


                                                   THREE MONTHS ENDED
                                             -----------------------------
                                             NOVEMBER 30,     DECEMBER 31,
                                                 1998             1999
                                             ------------     ------------
Total revenues ........................      $  3,969,000     $  4,355,000
Net income ............................      $    537,000     $    590,000
                                             ============     ============


Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, for the six months ended November 30, 1998 and December 31, 1999 follows:


                                                  SIX MONTHS ENDED
                                             -----------------------------
                                             NOVEMBER 30,     DECEMBER 31,
                                                 1998             1999
                                             ------------     ------------
Total revenues........................       $  8,243,000     $  8,672,000
Net income............................       $  1,609,000     $  1,102,000
                                             ============     ============


RESTRUCTURING CHARGE

     The Company incurred a restructuring charge during the first quarter of fiscal year 2000 of $2.3 million due to the closing of one manufacturing facility. Certain assets used in the affected operation were written down to their net realizable value. The Company also incurred severance and other benefit-related costs in connection with the restructuring of operations. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took an inventory write-down of approximately $0.7 million to allow for reduced selling prices and selling concessions on the discontinued models of the closed manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the six months ended December 31, 1999.

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the weighted average number of shares of dilutive potential common stock for the periods indicated:



                                                           THREE MONTHS ENDED
                                                    -------------------------------
                                                     NOVEMBER 30,      DECEMBER 31,
                                                         1998              1999
                                                    -------------     -------------
Net income (loss) .............................     $   5,757,000     $  (7,441,000)
                                                    =============     =============

Weighted average common shares outstanding ....        17,733,488        18,423,707

Dilutive effect of stock options ..............           957,023                --
                                                    -------------     -------------

Common shares denominator .....................        18,690,511        18,423,707
                                                    =============     =============


                                                           SIX MONTHS ENDED
                                                    -------------------------------
                                                     NOVEMBER 30,      DECEMBER 31,
                                                         1998              1999
                                                    -------------     -------------


Net income (loss) .............................     $  11,541,000     $  (8,876,000)
                                                    =============     =============

Weighted average common shares outstanding ....        17,568,905        18,422,597

Dilutive effect of stock options ..............         1,012,202                --
                                                    -------------     -------------

Common shares denominator .....................        18,581,107        18,422,597
                                                    =============     =============


For the three and six months ended December 31, 1999, potentially dilutive outstanding stock options were 19,544 and 58,636 shares, respectively. These potentially dilutive options were not included in the loss per share calculation for the three and six months ended December 31, 1999, as their effect would be anti-dilutive due to the net loss incurred in the respective periods.



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

     The Company's amended loan agreements related to the 8.32% Senior Unsecured Notes issued in July 1997 and the 7.25% Series A and 7.14% Series B Senior Unsecured Notes described above contain certain requirements as to net working capital, consolidated net worth, fixed charge coverage and restrictions as to disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. The terms of the agreements, as amended, provide for the maintenance of certain financial covenants. Because of the operating loss reported by the Company in the second quarter of fiscal year 2000, the Company

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


would not have been in compliance with the fixed charge coverage covenant at December 31, 1999 had the noteholders not granted a waiver of such technical defaults. The waiver extend to March 31, 2000. The Company has met with the noteholders and opened negotiations for a more permanent solution. The noteholders have assured management that they are agreeable to such a longer-term solution. The Company believes it is highly unlikely that the notes would be called prior to their maturity.

BUSINESS SEGMENTS

     The Company operates primarily in three business segments, retail sales, manufacturing of manufactured housing and financial services. The following table summarizes, for the periods indicated, information about these segments:




(IN THOUSANDS)
                                                                                          ADJUSTMENTS/
                                           RETAIL       MANUFACTURING        OTHER        ELIMINATIONS        TOTAL
                                       -------------    -------------    -------------    -------------   -------------
THREE MONTHS ENDED
NOVEMBER 30, 1998

Revenues from external
customers ..........................   $     113,219    $      51,308    $       4,495    $        --      $     169,022
Intersegment revenues ..............             826           53,116            1,760          (55,702)            --
Interest expense ...................           2,099              795            1,986           (1,848)           3,032
Depreciation and amortization ......             945            1,038               90             --              2,073
Segment profit (loss) before
income taxes .......................           1,007           10,379           (1,207)            (753)           9,426
Segment assets .....................         199,595          135,922          249,911         (204,861)         380,567
Expenditures for segment assets ....           7,748              548                6             --              8,302

THREE MONTHS ENDED
DECEMBER 31, 1999

Revenues from external
customers ..........................   $      85,044    $      49,189    $       4,556    $        --      $     138,789
Intersegment revenues ..............            (483)          34,821            2,624          (36,962)            --
Interest expense ...................           2,686            1,021            2,477           (1,846)           4,338
Depreciation and amortization ......           1,898            1,692              570             --              4,160
Segment profit (loss) before
income taxes .......................          (8,250)          (1,009)            (699)              51           (9,907)
Segment assets .....................         216,014          146,253          339,080         (309,850)         391,497
Expenditures for segment assets ....             604            1,263              690             --              2,557

SIX MONTHS ENDED
NOVEMBER 30, 1998

Revenues from external
customers ..........................   $     202,945    $     105,118    $       8,490    $        --      $     316,553
Intersegment revenues ..............           1,715           96,393            3,372         (101,480)            --
Interest expense ...................           4,143            1,544            3,271           (3,482)           5,476
Depreciation and amortization ......           1,590            1,785              189             --              3,564
Segment profit (loss) before
income taxes .......................           2,758           19,370           (1,439)          (2,247)          18,442
Expenditures for segment assets ....          11,155            1,669              423             --             13,247

SIX MONTHS ENDED
DECEMBER 31, 1999

Revenues from external
customers ..........................   $     183,394    $     112,396    $       8,778    $        --      $     304,568
Intersegment revenues ..............            (385)          80,862            5,296          (85,773)            --
Interest expense ...................           5,731            2,384            4,810           (4,555)           8,370
Depreciation and amortization ......           4,381            2,745              767             --              7,893
Segment profit (loss) before
income taxes .......................         (11,646)             (36)          (1,226)             132          (12,776)
Expenditures for segment assets ....           3,118            2,641              447             --              6,206

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Intersegment revenues are primarily sales by the manufacturing segment to the retail segment and are transferred at market price. Earnings (loss) from affiliates in the consolidated statements of operations relates to the financial services segment which is included in other segments above. The adjustment to intersegment revenue is made to eliminate intercompany sales between the manufacturing and retail segments. The interest expense adjustment is made to eliminate intersegment interest between the corporate and manufacturing and retail segments and to net the interest expense on the floor plan credit facility against the interest earned. The segment assets adjustment is primarily made up of an adjustment to eliminate subsidiary's equity at the corporate level, a reclass of the floor plan participation balance and the elimination of intercompany receivables.

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

RESULTS OF OPERATIONS


     The following table summarizes certain key sales statistics for the three and six months ended November 30, 1998 and December 31, 1999:


                                                                 THREE MONTHS ENDED
                                                           ------------------------------
                                                           NOVEMBER 30,     DECEMBER 31,
                                                                1998             1999
                                                           -------------    -------------
Company-manufactured new homes sold at retail ..........           1,406            1,142
Total new homes sold at retail .........................           1,706            1,302
Internalization rate (1) ...............................              82%              88%
Previously-owned homes sold at retail ..................             459              569
Average retail selling price--new homes (HUD code) .....   $      53,406    $      55,444
Average retail selling price--new homes (modular) ......            --      $     109,749
Number of retail sales centers at end of period ........             107              122
Total manufacturing shipments ..........................           3,205            2,480
Manufacturing shipments to independent retail sales
centers, including franchisees .........................           1,504            1,439




                                                                  SIX MONTHS ENDED
                                                           ------------------------------
                                                            NOVEMBER 30,     DECEMBER 31,
                                                                1998             1999
                                                           -------------    -------------

Company-manufactured new homes sold at retail .........           2,655            2,572
Total new homes sold at retail ........................           3,165            2,914
Internalization rate (1) ..............................              85%              88%
Previously-owned homes sold at retail .................             995            1,141
Average retail selling price--new homes (HUD code) ....   $      52,871    $      55,050
Average retail selling price--new homes (modular) .....            --      $     112,438
Number of retail sales centers at end of period .......             107              122
Total manufacturing shipments .........................           6,171            5,557
Manufacturing shipments to independent
   dealers, including franchisees .....................           3,072            3,243


(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:


                                                                 THREE MONTH ENDED
                                                          ------------------------------
                                                          NOVEMBER 30,      DECEMBER 31,
                                                              1998             1999
                                                          -------------    -------------
Total revenues ........................................           100.0%           100.0%
Gross profit ..........................................            27.8%            21.6%
Selling, general and administrative ...................            20.5%            25.6%
Operating income (loss) ...............................             7.3%            (4.0%)
Net income (loss) .....................................             3.4%            (5.4%)


                                                                SIX MONTHS ENDED
                                                          ------------------------------
                                                           NOVEMBER 30,    DECEMBER 31,
                                                               1998             1999
                                                          -------------    -------------
Total revenues ........................................           100.0%           100.0%
Gross profit ..........................................            27.3%            22.9%
Selling, general and administrative ...................            19.7%            23.5%
Restructuring charge ..................................               --             0.8%
Operating income (loss) ...............................             7.5%            (1.4%)
Net income (loss) .....................................             3.7%            (2.9%)





Three months ended December 31, 1999 compared to three months ended November 30, 1998

     Net Sales. Net sales of manufactured homes were $128.0 million for the three months ended December 31, 1999, compared to $159.4 million for the three months ended November 30, 1998. The decrease was primarily the result of a 14% decrease in the number of new and previously-owned homes sold at retail. Prevailing industry conditions characterized by a highly competitive retail environment, increasing interest rates and general credit tightening were all factors contributing to decreased sales. The weighted average number of new homes sold per retail sales center in the core Nationwide Housing Corporation ("Nationwide") operations decreased from 17 in the first three months of fiscal 1999 to 16 in the first three months of fiscal 2000. The Company closed two retail sales centers during the first quarter of fiscal 2000.

     Other Revenues. Other revenues increased to $10.8 million for the three months ended December 31, 1999, compared to $9.6 million for the three months ended November 30, 1998. Revenues from insurance operations increased to $4.6 million for the three months ended December 31, 1999, compared to $4.5 million for the three months ended November 30, 1998.

     Cost of Sales. Cost of manufactured homes sold were $108.9 million (85.0% of net sales) for the three months ended December 31, 1999, as compared to $122.1 million (76.6% of net sales) for the three months ended November 30, 1998. The increase in cost of sales, expressed as a percentage of sales, was primarily the result of lower gross margins in the Company's retail operations and in the Company's manufacturing operations due to decreased efficiency in connection with lower operating levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1999, were $35.5 million (25.6% of total revenues), as compared to $34.6 million (20.5% of total revenues) for the three months ended November 30, 1998. The increase in selling, general and administrative expenses is attributable to an increase in fixed costs and expenses at the R-Anell manufacturing facilities which were acquired in December 1998.

     Interest Expense. Interest expense increased 43% to $4.3 million for the three months ended December 31, 1999, from $3.0 million for the three months ended November 30, 1998. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B Senior Unsecured Notes totaling $51 million in September 1998. All of the Senior Notes also carried a temporarily higher interest rate of 35 basis points in the quarter ended December 31, 1999.

     Income Taxes. The income tax expense (benefit), expressed as a percentage of income (loss) before income taxes, minority interest and earnings (loss) from affiliates, was a benefit of (25.7%) for the three months ended December 31, 1999 versus expense of 41.1% for the three months ended November 30, 1998. The higher effective tax rate was the result of the Company's loss position for the period and the proportionate relationship of permanent differences, principally nondeductible goodwill amortization expense, to the loss.


Six months ended December 31, 1999 compared to six months ended November 30,
1998

     Net Sales. Net sales of manufactured homes were $283.4 million for the six months ended December 31, 1999, compared to $297.3 million for the six months ended November 30, 1998. The decrease was primarily the result of a 3% decrease in the number of new and previously-owned homes sold at retail. Prevailing industry conditions characterized by a highly competitive retail environment, increasing interest rates and general credit tightening were all factors contributing to decreased sales. The weighted average number of new homes sold per retail sales center in the core Nationwide Housing Corporation ("Nationwide") operations decreased from 36 in the first six months of fiscal 1999 to 35 in the first six months of fiscal 2000. The Company closed three retail sales centers during the first six months of fiscal 2000.

     Other Revenues. Other revenues increased to $21.2 million for the six months ended December 31, 1999, compared to $19.3 million for the six months ended November 30, 1998. Revenues from insurance operations increased to $8.8 million for the six months ended December 31, 1999, compared to $8.5 million for the six months ended November 30, 1998.

     Cost of Sales. Cost of manufactured homes sold were $234.8 million (82.8% of net sales) for the six months ended December 31, 1999, as compared to $230.2 million (77.5% of net sales) for the six months ended November 30, 1998. The increase in cost of sales, expressed as a percentage of sales, was primarily the result of lower gross margins in the Company's retail operations and in the Company's manufacturing operations due to decreased efficiency in connection with lower operating levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1999, were $71.7 million (23.5% of total revenues), as compared to $62.4 million (19.7% of total revenues) for the six months ended November 30, 1998. The increase in selling, general and administrative expenses is attributable to an increase in fixed costs and expenses at the R-Anell manufacturing facilities which were acquired in December 1998.

     Restructuring Charge, The Company incurred a restructuring charge during the six months ended December 31, 1999 of $2.3 million due to the closing of one manufacturing facility. Certain assets used in the affected operation were written down to their net realizable value. The Company also incurred severance and other benefit-related costs in connection with the restructuring of operations. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took an inventory write-down of approximately $0.7 million to allow for reduced selling prices and selling concessions on the discontinued models of the closed manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the six months ended December 31, 1999.

     Interest Expense. Interest expense increased 53% to $8.4 million for the six months ended December 31, 1999, from $5.5 million for the six months ended November 30, 1998. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B Senior Unsecured Notes totaling $51 million in September 1998. All of the Senior Notes also carried a temporarily higher interest rate of 35 basis points in the quarter ended December 31, 1999.

     Income Taxes. The income tax expense (benefit), expressed as a percentage of income (loss) before income taxes, minority interest and earnings (loss) from affiliates, was a benefit of (29.6%) for the six months ended December 31, 1999 versus expense of 41.1% for the six months ended November 30, 1998. The higher effective tax rate was the result of the Company's loss position for the period and the proportionate relationship of permanent differences, principally nondeductible goodwill amortization expense, to the loss.



LIQUIDITY AND CAPITAL RESOURCES.

     Cash provided by operations was $16.4 million for the six months ended December 31, 1999. Substantial decreases in receivables and inventory accounted for a significant portion of the cash provided in the period.

      The Company had capital expenditures of $6.2 million for the six months ended December 31, 1999. These expenditures were used primarily to enhance existing retail sales centers, manufacturing capacity and for leasehold improvements with respect to the Company's retail franchisees.

     At December 31, 1999, the Company had a $125 million floor plan credit facility with Associates Housing Finance, LLC ("the Associates"). The facility, similar to a revolving credit facility, bears interest at a rate of prime less 0.05% and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. The Company is able to purchase participations in the floor plan credit facility, effectively reducing its net borrowings under the facility. These participations earn interest at a rate of prime less 0.75% (with such interest income reported as a reduction of total interest expense) and are immediately available to the Company in cash as the Company redeems them. At December 31, 1999, the Company had net borrowings of $73.4 million (gross borrowings of $113.4 million less participations of $40.0 million). In January 2000 the Associates announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. The Company does however have an eighteen-month contract with the Associates to continue to provide floor plan financing. The Associates has acknowledged this and assured the Company that it will continue to provide their floor plan credit facility under the same terms, except that the rate paid to the Company on its participation balance is being lowered to prime less 1.5% from prime less 0.75%. The Company has actively engaged in the ordinary course of business to identify alternative sources of floor plan financing. The Company has established a $50 million floor plan credit facility with Bombardier Capital and has had discussions with other lenders who have expressed an interest in establishing floor plan credit facilities for the Company. The Company intends to establish smaller floor plan credit facilities with several lenders over time so as not to be as dependent on a single lender in the future.

     On September 30, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes require quarterly interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes were used to fund acquisitions and expansion with the remainder used for general corporate purposes. The terms of the agreement noted above as well as the 8.32% Senior Unsecured Notes issued in July 1997, as amended, provide for the maintenance of certain financial covenants. Because of the operating loss reported by the Company in the second quarter of fiscal year 2000, the Company would not have been in compliance with the fixed charge coverage covenant at December 31, 1999 had the noteholders not granted a waiver of such technical defaults. The waiver extend to March 31, 2000. The Company has met with the noteholders and opened negotiations for a more permanent solution. The noteholders have assured management that they are agreeable to such a longer-term solution. The Company believes it is highly unlikely that the notes would be called prior to their maturity.

     Management believes that current cash resources, additional borrowing capacity and future cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the foreseeable future. Management's current focus is on improving performance and profitability in existing operations rather than substantial near term growth. Management has also undertaken a series of initiatives designed to reduce net debt levels and to enhance overall liquidity over the next two quarters.

IMPACT OF YEAR 2000

     Beginning in calendar year 1998, the Company commenced replacement of its then current information technology system with a new system. The replacement, which was substantially completed in calendar year 1999, was required to meet current and future needs of the Company's business as well as to make various administrative and operating functions more efficient. The costs of upgrading the Company's software programs, operating hardware and network systems were approximately $3.3 million, and the Company experienced no Year 2000 problems and anticipates none in the future related to these new programs and systems. Costs incurred for external consultants for Year 2000 compliance were approximately $97,000.

     The Company relies upon various vendors, utility companies, telecommunications service companies, delivery service companies and other service providers, which are outside of the Company's control. The Company experienced no Year 2000 business disruptions related to outside vendors.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
                                  EXHIBIT INDEX


                                                                           EXHIBIT            REPORT WITH WHICH
DESCRIPTION                                                                  NO.              EXHIBIT WAS FILED
----------                                                                 -------      ------------------------------
Restated Articles of Incorporation of American Homestar Corporation.         3.1        S-1 Registration Statement
                                                                                        No. 33-78630
Amended and Restated Bylaws of American Homestar Corporation.                3.2        S-1 Registration Statement
                                                                                        No. 33-78630
Specimen Common Stock Certificate.                                           4.1        S-1 Registration Statement
                                                                                        No. 33-78630
None                                                                        11
None                                                                        15
None                                                                        18
None                                                                        19
None                                                                        22
None                                                                        24
Financial Data Schedule                                                     27          Filed herewith
None                                                                        99



(b) REPORTS ON FORM 8-K - The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMERICAN HOMESTAR CORPORATION

Date:  February 14, 2000          By:  /s/ Craig A. Reynolds
                                     -----------------------
                                     Craig A. Reynolds
                                     Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  ------------------------
 27                      Financial Data Schedule