Form 10-Q
period 2000-03-31
AMERICAN HOMESTAR CORP
filed 2000-05-12
CIK 922812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       or

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

 Number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2000.

        Common Stock, Par Value $.05 Per Share             18,423,707

                         PART I - FINANCIAL INFORMATION

                                                                                   PAGE
                                                                                   ----
Item 1.    Financial Statements

           Consolidated Balance Sheets - May 31, 1999 and March 31, 2000........     2
           Consolidated Statements of Operations - three months ended
              February 28, 1999 and March 31, 2000 .............................     3
           Consolidated Statements of Operations - nine months ended
              February 28, 1999 and March 31, 2000 .............................     4
           Consolidated Statements of Cash Flows - nine months ended
              February 28, 1999 and March 31, 2000..............................     5
           Notes to Consolidated Financial Statements...........................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................    12


                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................    19

                         PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               MAY 31,      MARCH 31,
                                                                                1999          2000
                                                                            ------------   ------------
                                                                                           (UNAUDITED)
                                  ASSETS

Current assets:
   Cash .................................................................   $  6,865,000   $  7,463,000
   Restricted cash - insurance deposit ..................................             --        300,000
   Cash in transit from financial institutions ..........................     44,414,000     29,298,000
                                                                            ------------   ------------
         Total cash and cash equivalents ................................     51,279,000     37,061,000
   Inventories, net .....................................................    118,681,000    100,281,000
   Accounts receivable ..................................................     48,965,000     35,723,000
   Manufacturer incentives receivable ...................................        543,000        540,000
   Deferred tax assets ..................................................      4,488,000      4,636,000
   Prepaid expenses and other current assets ............................     12,925,000     12,757,000
                                                                            ------------   ------------
         Total current assets ...........................................    236,881,000    190,998,000
Property, plant and equipment, net ......................................     94,826,000     92,925,000
Goodwill (net of accumulated amortization of $11,403,000 and
    $13,856,000, respectively) ..........................................     87,324,000     90,604,000
Investment in affiliates ................................................      8,610,000      9,302,000
Other assets ............................................................     11,675,000     10,604,000
                                                                            ------------   ------------
                                                                            $439,316,000   $394,433,000
                                                                            ============   ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of notes payable and capital lease ..............   $  3,086,000   $  2,851,000
   Floor plan payable, net of participations ............................     86,671,000     80,743,000
   Accounts payable .....................................................     36,391,000     26,607,000
   Accrued expenses .....................................................     41,406,000      7,265,000
   Accrued warranty costs ...............................................      8,368,000     30,163,000
                                                                            ------------   ------------
         Total current liabilities ......................................    175,922,000    147,629,000
Notes payable and capital lease, less current installments ..............    126,728,000    122,219,000
Deferred tax liabilities ................................................        362,000        242,000
Minority interest in consolidated subsidiary ............................        839,000        743,000
Shareholders' equity:
   Series A convertible preferred stock, no par value, authorized
     5,000,000 shares; 509,167 shares issued and outstanding ............             --      6,110,000
   Common stock, $0.05 par value; authorized 50,000,000 shares;
     issued and outstanding 18,412,900 and 18,423,707 shares at
     May 31, 1999 and March 31, 2000, respectively ......................        921,000        921,000
   Additional paid-in capital ...........................................     62,472,000     62,519,000
   Retained earnings ....................................................     72,072,000     54,050,000
                                                                            ------------   ------------
         Total shareholders' equity .....................................    135,465,000    123,600,000
                                                                            ------------   ------------
                                                                            $439,316,000   $394,433,000
                                                                            ============   ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                        ------------------------------
                                                         FEBRUARY 28,       MARCH 31,
                                                            1999             2000
                                                        -------------    -------------
                                                         (UNAUDITED)       (UNAUDITED)
Revenues:
   Net sales ........................................   $ 140,303,000    $ 120,790,000
   Other revenues ...................................      11,097,000        9,565,000
                                                        -------------    -------------
         Total revenues .............................     151,400,000      130,355,000
                                                        -------------    -------------
Costs and expenses:
   Cost of sales ....................................     112,545,000      102,485,000
   Selling, general and administrative ..............      32,616,000       35,526,000
   Restructuring charge .............................              --          120,000
                                                        -------------    -------------
         Total costs and expenses ...................     145,161,000      138,131,000
                                                        -------------    -------------
         Operating income (loss) ....................       6,239,000       (7,776,000)
Interest expense ....................................      (3,907,000)      (4,700,000)
Other expense .......................................          (3,000)         (68,000)
                                                        -------------    -------------
         Income (loss) before items shown below .....       2,329,000      (12,544,000)
Income tax expense (benefit) ........................         956,000       (5,080,000)
                                                        -------------    -------------
         Income (loss) before items shown below .....       1,373,000       (7,464,000)
Earnings (loss) from affiliates .....................         410,000         (627,000)
Minority interests ..................................          33,000          (58,000)
                                                        -------------    -------------
         Net income (loss) ..........................   $   1,816,000    $  (8,149,000)
                                                        =============    =============
Earnings (loss) per share - basic:
         Net income (loss) per share ................   $        0.10    $       (0.44)
                                                        =============    =============
Earnings (loss) per share - diluted:
         Net income (loss) per share ................   $        0.10    $       (0.44)
                                                        =============    =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                NINE MONTHS ENDED
                                                         ------------------------------
                                                          FEBRUARY 28,      MARCH 31,
                                                             1999             2000
                                                         -------------    -------------
                                                          (UNAUDITED)       (UNAUDITED)
Revenues:
   Net sales .........................................   $ 437,560,000    $ 404,149,000
   Other revenues ....................................      30,393,000       30,774,000
                                                         -------------    -------------
         Total revenues ..............................     467,953,000      434,923,000
                                                         -------------    -------------
Costs and expenses:
   Cost of sales .....................................     342,792,000      337,250,000
   Selling, general and administrative ...............      95,089,000      107,203,000
   Restructuring charges .............................              --        2,443,000
                                                         -------------    -------------
         Total costs and expenses ....................     437,881,000      446,896,000
                                                         -------------    -------------
         Operating income (loss) .....................      30,072,000      (11,973,000)
Interest expense .....................................      (9,382,000)     (13,070,000)
Other income (expense) ...............................          81,000         (277,000)
                                                         -------------    -------------
         Income (loss) before items shown below ......      20,771,000      (25,320,000)
Income tax expense (benefit) .........................       8,536,000       (8,862,000)
                                                         -------------    -------------
         Income (loss) before items shown below ......      12,235,000      (16,458,000)
Earnings (loss) from affiliates ......................       1,219,000         (389,000)
Minority interests ...................................         (97,000)        (178,000)
                                                         -------------    -------------
         Net income (loss) ...........................   $  13,357,000    $ (17,025,000)
                                                         =============    =============
Earnings (loss) per share - basic:
         Net income (loss) per share .................   $        0.75    $       (0.92)
                                                         =============    =============
Earnings (loss) per share - diluted:
         Net income (loss) per share .................   $        0.71    $       (0.92)
                                                         =============    =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED
                                                                               ------------------------------
                                                                                FEBRUARY 28,      MARCH 31,
                                                                                   1999             2000
                                                                               -------------    -------------
                                                                                (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
   Net income (loss) .......................................................   $  13,357,000    $ (17,025,000)
   Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
     Depreciation and amortization .........................................       5,056,000       12,112,000
     Minority interests in income of consolidated subsidiaries .............          97,000          178,000
     Earnings in affiliates ................................................      (1,219,000)         389,000
     Restructuring charge ..................................................              --        2,231,000
     Deferred taxes ........................................................         101,000         (242,000)
     Change in assets and liabilities, net of acquisitions
       (Increase) decrease in receivables ..................................     (14,962,000)      16,930,000
       (Increase) decrease in inventories ..................................     (30,299,000)      22,238,000
       Decrease (increase) in prepaid expenses and other current assets ....       2,837,000         (896,000)
       Decrease in other assets ............................................         861,000        1,375,000
       Decrease in accounts payable ........................................        (432,000)      (1,208,000)
       Decrease in accrued expenses ........................................      (3,777,000)     (20,650,000)
                                                                               -------------    -------------
              Net cash (used in) provided by operating activities ..........     (23,380,000)      15,432,000
                                                                               -------------    -------------
Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired ..............     (32,696,000)        (690,000)
   Purchases of property, plant and equipment ..............................     (24,324,000)      (9,014,000)
                                                                               -------------    -------------
              Net cash used in investing activities ........................     (57,020,000)      (9,704,000)
                                                                               -------------    -------------
Cash flows from financing activities:
   Participation in floor plan payable .....................................      (8,498,000)      12,552,000
   Borrowings under floor plan payable .....................................     177,648,000      114,296,000
   Repayments of floor plan payable ........................................    (144,882,000)    (142,043,000)
   Proceeds from long-term debt borrowings .................................      51,000,000               --
   Principal payments of long-term debt ....................................      (1,184,000)      (2,384,000)
   Exercise of stock options ...............................................           5,000           35,000
                                                                               -------------    -------------
              Net cash provided by (used in) financing activities ..........      74,089,000      (17,544,000)
                                                                               -------------    -------------
Net decrease in cash and cash equivalents ..................................     (11,311,000)     (11,816,000)
Cash and cash equivalents, beginning of period .............................      56,141,000       48,877,000
                                                                               -------------    -------------
Cash and cash equivalents, end of period ...................................   $  44,830,000    $  37,061,000
                                                                               =============    =============
Supplemental disclosures of cash flow information:
   Cash paid for interest ..................................................   $   9,231,000    $  13,131,000
   Cash paid for income taxes ..............................................       8,409,000          962,000
                                                                               =============    =============

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three and nine months ended March 31, 2000, respectively, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

NON-CASH TRANSACTIONS

         In connection with the Company's December 29, 1998 acquisition of R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively "R-Anell"), and pursuant to certain earn out provisions of the stock purchase agreement, a third amendment to the stock purchase agreement dated September 30, 1999 was entered into by the Company and R-Anell. The purchase price was increased by $7.5 million and paid as follows; $4.5 million (375,000 shares) of Series A Convertible Preferred Stock (the "Series A Stock") of American Homestar Corporation, a $1.5 million note payable and a $1.5 million payable which was paid in cash October 15, 1999. Each share of Series A Stock is: (i) entitled to receive dividends at a rate equal to seven and one-half percent (7-1/2%) per annum; (ii) is generally non-voting; and (iii) is entitled to a liquidation preference. In addition, each share of Series A Stock is convertible into one share of the Company's Common Stock, par value $.05 per share (the "Common Stock") from April 1, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to $4.5 million divided by the average closing price of the Common Stock. The purchase price adjustment had the effect of increasing goodwill by $7.5 million.

         On February 8, 2000, the Company entered into a settlement agreement with DWP Management, Inc. ("DWP") and Dean W. Pollman, pursuant to which, among other things, the Company acquired the remaining 20% interest in Pacific Northwest Homes, Inc. As part of this settlement, the Company's $3.3 million promissory note to DWP was cancelled and DWP and its affiliates purchased the personal property and certain new and used home inventory of two retail sales centers from the Company. Consideration paid by the Company for the remaining 20% interest included $690,000 in cash as well as $1.6 million (134,167 shares) of Series A Stock. Each share of Series A Stock is: (i) entitled to receive dividends at a rate equal to seven and one-half percent (7-1/2%) per annum; (ii) is generally non-voting; and (iii) is entitled to a liquidation preference. In addition, each share of Series A Stock is convertible into one share of Common Stock from April 1, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to $1.6 million divided by the average closing price of the Common Stock.

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

REPURCHASE AGREEMENTS

         The Company has entered into agreements with various financial institutions and other credit sources under which the Company has agreed to repurchase manufactured homes sold to independent dealers in the event of default by a dealer in its obligation to such credit sources. Under the terms of such agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 15 months). At March 31, 2000, the Company's contingent repurchase liability was approximately $107.7 million. Historically these repurchase activities have been negligible, however during the three months ended March 31, 2000, the Company set up a reserve for future losses of approximately $2 million related to such repurchase liabilities.

INVENTORIES

         A summary of inventories follows:

                                            MAY 31,       MARCH 31,
                                             1999           2000
                                         ------------   ------------
Manufactured homes:
  New ................................   $ 82,564,000   $ 78,798,000
  Used ...............................      9,179,000      6,547,000
Furniture and supplies ...............     10,176,000      4,665,000
Raw materials and work-in-process ....     16,762,000     10,271,000
                                         ------------   ------------
                                         $118,681,000   $100,281,000
                                         ============   ============


INVESTMENT IN AFFILIATES

     Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, and the Company's 25% owned subsidiary, HomeMax, Inc., ("HomeMax") on a stand alone basis, for the three months ended
February 28, 1999 and March 31, 2000 follows:

21st Century Mortgage Corporation             THREE MONTHS ENDED
                                         ---------------------------
                                         FEBRUARY 28,     MARCH 31,
                                             1999            2000
                                         ------------   ------------
Total revenues .......................   $  4,312,000   $  4,099,000
Net income ...........................   $    820,000   $    352,000
                                         ============   ============


HomeMax                                       THREE MONTHS ENDED
                                         ---------------------------
                                         FEBRUARY 28,     MARCH 31,
                                             1999            2000
                                         ------------   ------------
Total revenues .......................             --   $  9,022,000
Net loss .............................             --   $ (3,320,000)
                                         ============   ============

Summary financial information for the Company's 50% owned subsidiary, 21st Century Mortgage Corporation, and the Company's 25% owned subsidiary, HomeMax, on a stand alone basis, for the nine months ended February 28, 1999 and March 31, 2000 follows:

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


21st Century Mortgage Corporation             NINE MONTHS ENDED
                                         ---------------------------
                                         FEBRUARY 28,     MARCH 31,
                                             1999           2000
                                         ------------   ------------
Total revenues .......................   $ 12,555,000   $ 12,771,000
Net income ...........................   $  2,438,000   $  1,454,000
                                         ============   ============

HomeMax                                        NINE MONTHS ENDED
                                         ---------------------------
                                         FEBRUARY 28,     MARCH 31,
                                             1999           2000
                                         ------------   ------------
Total revenues .......................             --   $ 17,874,000
Net loss .............................             --   $ (7,652,000)
                                         ============   ============

RESTRUCTURING CHARGES

         The Company incurred a restructuring charge during the first quarter of fiscal year 2000 of $2.3 million due to the closing of one manufacturing facility. Certain assets used in the affected operation were written down to their net realizable value. The Company also incurred severance and other benefit-related costs in connection with the restructuring of this operation. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took inventory write-downs of approximately $0.7 million to allow for reduced selling prices and selling concessions on the discontinued models of the closed manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the nine months ended March 31, 2000.

         The Company incurred a restructuring charge during the third quarter of fiscal year 2000 of $120,000 due to the idling of one manufacturing facility. The Company incurred severance and other benefit-related costs in connection with the restructuring of this operation. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took an inventory write-down of approximately $100,000 to allow for reduced selling prices and selling concessions on the discontinued models of the idled manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the three and nine months ended March 31, 2000.

EARNINGS PER SHARE

         The following data show the amounts used in computing earnings (loss) per share and the weighted average number of shares of dilutive potential common stock for the periods indicated:

                                                       THREE MONTHS ENDED
                                                  ----------------------------
                                                  FEBRUARY 28,    MARCH 31,
                                                      1999           2000
                                                  ------------   ------------
Net income (loss) .............................   $  1,816,000   $ (8,149,000)
                                                  ============   ============
Weighted average common shares outstanding ....     18,192,645     18,423,707

Dilutive effect of stock options ..............        568,784             --
                                                  ------------   ------------
Common shares denominator .....................     18,761,429     18,423,707
                                                  ============   ============

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                  ----------------------------
                                                  FEBRUARY 28,    MARCH 31,
                                                      1999           2000
                                                  ------------   ------------
Net income (loss) .............................   $ 13,357,000   $(17,025,000)
                                                  ============   ============
Weighted average common shares outstanding ....     17,773,783     18,422,966

Dilutive effect of stock options ..............        929,621             --
                                                  ------------   ------------
Common shares denominator .....................     18,703,404     18,422,966
                                                  ============   ============


For the three and nine months ended March 31, 2000, potentially dilutive securities, which includes outstanding stock options and Series A Stock, totalling 194 and 134,167 and 29,097 and 509,167 shares, respectively. These potentially dilutive options were not included in the loss per share calculation for the three and nine months ended March 31, 2000, as their effect would be anti-dilutive due to the net loss incurred in the respective periods.

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

         The Company's amended loan agreements related to the 8.32% Senior Unsecured Notes issued in July 1997 and the 7.25% Series A and 7.14% Series B Senior Unsecured Notes described above contain certain requirements as to net working capital, consolidated net worth, fixed charge coverage and restrictions as to disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. The terms of the agreements, as amended, provide for the maintenance of certain financial covenants as well as possible increases in the interest rate based on levels of the fixed cost coverage ratio. Because of the operating losses reported by the Company during fiscal year 2000, the Company would not have been in compliance with the fixed cost coverage requirement at March 31, 2000 had the noteholders not granted a waiver of such technical defaults. The waiver extends to September 29, 2000. In addition, based on the levels of the fixed cost coverage ratios, an additional 35 and 60 basis points was added to the interest rate for the second and third quarters, respectively, of fiscal year 2000. The Company has met with the noteholders and opened negotiations for a permanent solution. The noteholders have assured management that they are agreeable to such a longer-term solution. Substantial progress has been made and the Company believes it is highly likely that a permanent solution will be agreed to.

BUSINESS SEGMENTS

         The Company operates primarily in three business segments, retail sales, manufacturing of manufactured housing and financial services. The following table summarizes, for the periods indicated, information about these segments:

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(IN THOUSANDS)                                                                          ADJUSTMENTS/
                                                   RETAIL    MANUFACTURING    OTHER     ELIMINATIONS     TOTAL
                                                   ------    -------------    -----     ------------     -----
THREE MONTHS ENDED
FEBRUARY 28, 1999

Revenues from external customers ..............   $  95,675    $  50,862    $   4,863    $      --    $ 151,400
Intersegment revenues .........................         980       41,694        1,507      (44,181)          --
Interest expense ..............................       2,480        1,024        2,291       (1,888)       3,907
Depreciation and amortization .................         636          736          120           --        1,492
Segment  profit (loss) before income taxes ....      (2,284)       4,808         (299)         104        2,329
Earnings from affiliate .......................          --           --          410           --          410
Segment assets ................................     205,755      165,248      259,241     (209,343)     420,901
Expenditures for segment assets ...............       8,020        2,460          597           --       11,077

THREE MONTHS ENDED
MARCH 31, 2000

Revenues from external customers ..............   $  81,251    $  45,408    $   3,696    $      --    $ 130,355
Intersegment revenues .........................         768       37,579          798      (39,145)          --
Interest expense ..............................       2,511        1,035        2,508       (1,354)       4,700
Depreciation and amortization .................       2,131        1,515          573           --        4,219
Segment  profit (loss) before taxes ...........     (10,274)      (2,287)        (637)         654      (12,544)
Segment assets ................................     207,371      150,099      332,332     (295,369)     394,433
Earnings (loss) from affiliates ...............        (803)          --          176           --         (627)
Segment assets ................................     207,371      150,099      332,332     (295,369)     394,433
Expenditures for segment assets ...............          35        2,521          252           --        2,808

NINE MONTHS ENDED
FEBRUARY 28, 1999

Revenues from external customers ..............   $ 298,620    $ 155,980    $  13,353    $      --    $ 467,953
Intersegment revenues .........................       2,695      138,087        4,879     (145,661)          --
Interest expense ..............................       6,622        2,568        5,562       (5,370)       9,382
Depreciation and amortization .................       2,226        2,521          309           --        5,056
Segment  profit (loss) before income taxes ....         474       24,178       (1,738)      (2,143)      20,771
Earnings from affiliate .......................          --           --        1,219           --        1,219
Expenditures for segment assets ...............      19,175        4,129        1,020           --       24,324

NINE MONTHS ENDED
MARCH 31, 2000

Revenues from external customers ..............   $ 264,645    $ 157,804    $  12,474    $      --    $ 434,923
Intersegment revenues .........................         383      118,441        6,094     (124,918)          --
Interest expense ..............................       8,242        3,419        7,318       (5,909)      13,070
Depreciation and amortization .................       6,512        4,260        1,340           --       12,112
Segment  profit (loss) before income taxes ....     (21,920)      (2,323)      (1,863)         786      (25,320)
Earnings (loss) from affiliates ...............      (1,116)          --          727           --         (389)
Expenditures for segment assets ...............       3,153        5,162          699           --        9,014

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

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

subsidiary's equity at the corporate level, a reclass of the floor plan participation balance and the elimination of intercompany receivables.

SUBSEQUENT EVENT

         In April 2000, the Company announced a formal plan to return its retail operations to profitability through the conversion of selected, under-performing non-core market Company retail stores to franchises or exclusive independent dealer locations in the coming months. When completed, floor plan debt will be reduced by as much as $25 million and fixed operating expenses, including interest, will be reduced by $16 million annually. In connection with this plan, the Company expects to incur after-tax restructuring and asset impairment charges of approximately $18 million, or $0.98 per diluted share, in its fourth quarter ended June 30, 2000. The restructuring charges include the write-off of $14 million in goodwill associated with prior retail acquisitions plus a provision for impaired leasehold improvements at the affected stores. In addition, other related special charges are expected for impairment of inventory at these same stores.

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

GENERAL

         American Homestar Corporation is a national vertically integrated manufactured housing company in the United States with operations in manufacturing, retailing, financing and insurance.

         In December 1998, the Company acquired R-Anell, which produces manufactured and modular homes in three facilities located in North Carolina and sells its homes through approximately 100 independent and Company-owned retail sales centers located primarily in North Carolina, South Carolina and Virginia.

         In March 1999, the Company acquired 25% of the outstanding common stock of HomeMax from Zaring National Corporation ("Zaring") in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax pursuant to which the Company will manage the HomeMax operations. In addition, the Company, Zaring and HomeMax entered into a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates eleven retail sales centers in North Carolina, South Carolina and Kentucky.

         On February 8, 2000, the Company entered into a settlement agreement with DWP Management, Inc. ("DWP") and Dean W. Pollman, pursuant to which, among other things, the Company acquired the remaining 20% interest in Pacific Northwest Homes, Inc. As part of this settlement, the Company's $3.3 million promissory note to DWP was cancelled and DWP and its affiliates purchased the personal property and certain new and used home inventory of two retail sales centers from the Company. Consideration paid by the Company for the remaining 20% interest included $690,000 in cash as well as $1.6 million (134,167 shares) of Series A Stock. Each share of Series A Stock is: (i) entitled to receive dividends at a rate equal to seven and one-half percent (7-1/2%) per annum; (ii) is generally non-voting; and (iii) is entitled to a liquidation preference. In addition, each share of Series A Stock is convertible into one share of Common Stock from April 1, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to $1.6 million divided by the average closing price of the Common Stock.

VERTICAL INTEGRATION AND INTERNALIZATION

         The Company's business strategy is based on an increasing degree of vertical integration over time. Vertical integration allows the Company to increase its profit margins on the manufacture and sale of its products, and provides the ability to realize additional sources of income from financing the sales and insuring the Company's products.

MANUFACTURING AND RETAIL RESTRUCTURING

         The Company incurred a restructuring charge during the first quarter of fiscal year 2000 of $2.3 million due to the closing of one manufacturing facility. Certain assets used in the affected operation were written down to their net realizable value. The Company also incurred severance and other benefit-related costs in connection with the restructuring of this operation. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took inventory write-downs of approximately $0.7 million to allow for reduced selling prices and selling concessions on the discontinued models of the closed manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the nine months ended March 31, 2000.

The Company incurred a restructuring charge during the third quarter of fiscal year 2000 of $120,000 due to the idling of one manufacturing facility. The Company incurred severance and other benefit-related costs in connection with the restructuring of operations. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took an inventory write-down of approximately $100,000 to allow for reduced selling prices and selling concessions on the discontinued models of the idled manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the three and nine months ended March 31, 2000.

         In April 2000, the Company announced a formal plan to return its retail operations to profitability through the conversion of selected, under-performing non-core market Company retail stores to franchises or exclusive independent dealer locations in the coming months. When completed, floor plan debt will be reduced by as much as $25 million and fixed operating expenses, including interest, reduced by $16 million annually. In connection with this plan, the Company expects to incur after-tax restructuring and asset impairment charges of approximately $18 million, or $0.98 per diluted share, in its fourth quarter ended June 30, 2000. The restructuring charges include the write-off of $14 million in goodwill associated with prior retail acquisitions plus a provision for impaired leasehold improvements at the affected stores. In addition, other related special charges are expected for impairment of inventory at these same stores.

RESULTS OF OPERATIONS

         The following table summarizes certain key sales statistics for the three and nine months ended February 28, 1999 and March 31, 2000:


                                                                THREE MONTHS ENDED
                                                             ------------------------
                                                             FEBRUARY 28,   MARCH 31,
                                                                 1999         2000
                                                             ------------   ---------
Company-manufactured new homes sold at retail ...........        1,215         1,214
Total new homes sold at retail ..........................        1,396         1,389
Internalization rate (1) ................................           87%           87%
Previously-owned homes sold at retail ...................          599           596
Average retail selling price--new homes (HUD code) ......     $ 53,622      $ 55,330
Average retail selling price--new homes (modular) .......           --      $122,796
Number of retail sales centers at end of period .........          121           120
Total manufacturing shipments ...........................        2,703         2,386
Manufacturing shipments to independent
    dealers, including franchisees ......................        1,434         1,292

                                                                 NINE MONTHS ENDED
                                                             ------------------------
                                                             FEBRUARY 28,   MARCH 31,
                                                                 1999         2000
                                                             ------------   ---------
  Company-manufactured new homes sold at retail .........        4,000         3,786
  Total new homes sold at retail ........................        4,706         4,303
  Internalization rate (1) ..............................           85%           88%
  Previously-owned homes sold at retail .................        1,594         1,637
  Average retail selling price--new homes (HUD code) ....     $ 53,081      $ 55,141
  Average retail selling price--new homes (modular) .....           --      $115,621
  Number of retail sales centers at end of period .......          121           120
  Total manufacturing shipments .........................        8,874         7,943
  Manufacturing shipments to independent
     dealers, including franchisees .....................        4,506         4,535


(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

         The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:

                                               THREE MONTH ENDED
                                            -----------------------
                                            FEBRUARY 28,  MARCH 31,
                                                1999        2000
                                            ------------  ---------
Total revenues .........................       100.0%     100.0%
Gross profit ...........................        25.7%      21.4%
Selling, general and administrative ....        21.6%      27.3%
Restructuring charge ...................        --          0.0%
Operating income (loss) ................         4.1%      (6.0%)
Net income (loss) ......................         1.2%      (6.3%)


                                               NINE MONTHS ENDED
                                            -----------------------
                                            FEBRUARY 28,  MARCH 31,
                                                1999        2000
                                            ------------  ---------
Total revenues .........................       100.0%     100.0%
Gross profit ...........................        26.8%      22.5%
Selling, general and administrative ....        20.3%      24.6%
Restructuring charge ...................        --          0.6%
Operating income (loss) ................         6.4%      (2.8%)
Net income (loss) ......................         2.9%      (3.9%)


Three months ended March 31, 2000 compared to three months ended February 28,
1999

         Net Sales. Net sales of manufactured homes were $120.8 million for the three months ended March 31, 2000, compared to $140.3 million for the three months ended February 28, 1999. Prevailing industry conditions characterized by a highly competitive retail environment, increasing interest rates and general credit tightening were all factors contributing to decreased sales. The weighted average number of new homes sold per retail sales center in the core Nationwide Housing Corporation ("Nationwide") operations decreased from 12 in the third quarter of fiscal 1999 to 11 in the third quarter of fiscal 2000. The Company closed two retail sales centers during the third quarter of fiscal 2000.

         Other Revenues. Other revenues decreased to $9.6 million for the three months ended March 31, 2000, compared to $11.1 million for the three months ended February 28, 1999. Revenues from insurance operations decreased to $3.7 million for the three months ended March 31, 2000, compared to $4.9 million for the three months ended February 28, 1999.

         Cost of Sales. Cost of manufactured homes sold were $102.5 million (84.8% of net sales) for the three months ended March 31, 2000, as compared to $112.6 million (80.2% of net sales) for the three months ended February 28, 1999. The increase in cost of sales, expressed as a percentage of sales, was primarily the result of lower gross margins in the Company's retail operations and in the Company's manufacturing operations due to decreased efficiency in connection with lower operating levels.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000, were $35.5 million (27.3% of total revenues), as compared to $32.6 million (21.6% of total revenues) for the three months ended February 28, 1999. The increase in selling, general and administrative expenses is attributable to an increase in fixed costs and expenses related to the R-Anell manufacturing facilities which were acquired in December 1998.

         Restructuring Charge. The Company incurred a restructuring charge during the three months ended March 31, 2000 of $120,000 due to the idling of one manufacturing facility in the third quarter of fiscal year 2000. The Company incurred severance and other benefit-related costs in connection with the restructuring of operations. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took inventory write-downs of approximately $100,000 to allow for reduced selling prices and selling concessions on the discontinued models of the idled manufacturing facility at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the three months ended March 31, 2000.

         Interest Expense. Interest expense increased 20.3% to $4.7 million for the three months ended March 31, 2000, from $3.9 million for the three months ended February 28, 1999. This increase was primarily attributable to increased interest rates on the Company's floor plan debt, which fluctuates with prime. Interest expense also increased as a result of a 60 basis point increase in the interest rate on the Company's Senior Unsecured Notes due to the levels of the fixed cost coverage ratio.

         Income Taxes. The income tax expense (benefit), expressed as a percentage of income (loss) before income taxes, minority interests and earnings
(loss) from affiliates, was a benefit of (40.5%) for the three months ended March 31, 2000 versus expense of 41.1% for the three months ended February 28, 1999.

Nine months ended March 31, 2000 compared to nine months ended February 28, 1999

         Net Sales. Net sales of manufactured homes were $404.1 million for the nine months ended March 31, 2000, compared to $437.6 million for the nine months ended February 28, 1999. The decrease was primarily the result of a 6% decrease in the number of new and previously-owned homes sold at retail. Prevailing industry conditions characterized by a highly competitive retail environment, increasing interest rates and general credit tightening were all factors contributing to decreased sales. The weighted average number of new homes sold per retail sales center in the core Nationwide Housing Corporation ("Nationwide") operations decreased from 45 in the first nine months of fiscal 1999 to 35 in the first nine months of fiscal 2000. The Company closed 5 retail sales centers during the first nine months of fiscal 2000.

         Other Revenues. Other revenues increased to $30.8 million for the nine months ended March 31, 2000, compared to $30.4 million for the nine months ended February 28, 1999. Revenues from insurance operations decreased to $12.5 million for the nine months ended March 31, 2000, compared to $13.4 million for the nine months ended February 28, 1999.

         Cost of Sales. Cost of manufactured homes sold were $337.3 million (83.4% of net sales) for the nine months ended March 31, 2000, as compared to $342.8 million (78.3% of net sales) for the nine months ended February 28, 1999. The increase in cost of sales, expressed as a percentage of sales, was primarily the result of lower gross margins in the Company's retail operations and in the Company's manufacturing operations due to decreased efficiency in connection with lower operating levels.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2000, were $107.2 million (24.6% of total revenues), as compared to $95.1 million (20.3% of total revenues) for the nine months ended February 28, 1999. The increase in selling, general and administrative expenses is attributable to an increase in fixed costs and expenses related to the R-Anell manufacturing facilities which were acquired in December 1998.

         Restructuring Charges. The Company incurred a restructuring charge during the nine months ended March 31, 2000 of $2.4 million due to the closing of one manufacturing facility in the first quarter of fiscal year 2000 and the idling of one manufacturing facility in the third quarter of fiscal year 2000. Certain assets used in the operation of the closed facility were written down to their net realizable value. The Company also incurred severance and other benefit-related costs in connection with the restructuring of operations. The restructuring charge is shown as a separate component of operating expenses. In addition to the restructuring charge, the Company also took inventory write-downs of approximately $0.8 million to allow for reduced selling prices and selling concessions on the discontinued models of these manufacturing facilities at Company-owned retail sales centers and franchise locations. The additional inventory charge is included in cost of sales for the nine months ended March 31, 2000.

         Interest Expense. Interest expense increased 39.3% to $13.1 million for the nine months ended March 31, 2000, from $9.4 million for the nine months ended February 28, 1999. This increase was primarily attributable to increased borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B Senior Unsecured Notes totaling $51 million in September 1998 and increased interest rates on the Company's floor plan debt, which fluctuates with prime. Interest expense also increased as a result of a 35 and 60 basis point increase in the interest rate for the second and third quarters, respectively, of fiscal year 2000 on the Company's Senior Unsecured Notes due to the levels of the fixed cost coverage ratio.

         Income Taxes. The income tax expense (benefit), expressed as a percentage of income (loss) before income taxes, minority interests and earnings
(loss) from affiliates, was a benefit of (35.0%) for the nine months ended March 31, 2000 versus expense of 41.1% for the nine months ended February 28, 1999. The lower effective tax rate was the result of the Company's loss position for the current year period and the proportionate relationship of permanent differences, principally nondeductible goodwill amortization expense, to the loss.

LIQUIDITY AND CAPITAL RESOURCES.

         Cash provided by operations was $15.4 million for the nine months ended March 31, 2000. Substantial decreases in receivables and inventory accounted for a significant portion of the cash provided in the period.

         The Company had capital expenditures of $9.0 million for the nine months ended March 31, 2000. These expenditures were used primarily to enhance and maintain existing retail sales centers, manufacturing capacity and for leasehold improvements with respect to the Company's franchisees.

         At March 31, 2000, the Company had a $125 million floor plan credit facility with Associates Housing Finance, LLC ("the Associates"). The facility, similar to a revolving credit facility, bears interest at a rate of prime less 0.05% and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. The Company is able to purchase participations in the floor plan credit facility, effectively reducing its net borrowings under the facility. These participations have earned interest at a rate of prime less 0.75% (with such interest income reported as a reduction of total interest expense) and are immediately available to the Company in cash as the Company redeems them. At March 31, 2000, the Company had net borrowings of $80.7 million (gross borrowings of $110.1 million less participations of $29.4 million). In January 2000, the Associates announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. The Company does however have an eighteen-month contract from January 2000 until June 2001 with the Associates to continue to provide floor plan financing. The Associates has acknowledged this and assured the Company that it will continue to provide their floor plan credit facility under the same terms, except that the rate paid to the Company on its participation balance is being lowered to prime less 1.5% from prime less 0.75%. The Company has actively engaged in the ordinary course of business to identify alternative sources of floor plan financing. The Company has established a $50 million floor plan credit facility with Bombardier Capital and has had discussions with other lenders who have expressed an interest in establishing floor plan credit facilities for the Company. The Company intends to establish smaller floor plan credit facilities with several lenders over time so as not to be as dependent on a single lender in the future.

         On September 28, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes require quarterly interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes were used to fund acquisitions and expansion with the remainder used for general corporate purposes. The terms of the agreement noted above as well as the 8.32% Senior Unsecured Notes issued in July 1997, as amended, provide for the maintenance of certain financial covenants as well as possible increases in the interest rate based on levels of the fixed cost coverage ratio. Because of the operating losses reported by the Company during fiscal year 2000, the Company would not have been in compliance with the fixed cost coverage requirement at March 31, 2000 had the noteholders not granted a waiver of such technical defaults. The waiver extends to September 29, 2000. In addition, based on the levels of the fixed cost coverage ratios, an additional 35 and 60 basis points was added to the interest rate for the second and third quarters, respectively, of fiscal year 2000. The Company has met with the noteholders and opened negotiations for a more permanent solution. The noteholders have assured management that they are agreeable to such a longer-term solution. Substantial progress has been made and the Company believes it is highly likely that a permanent solution will be agreed to.

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

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                                  EXHIBIT INDEX

                                                                           EXHIBIT         REPORT WITH WHICH
DESCRIPTION                                                                  NO.           EXHIBIT WAS FILED
-----------                                                                -------         -----------------
Restated Articles of Incorporation of American Homestar Corporation.         3.1        S-1 Registration Statement
                                                                                        No. 33-78628
Amended and Restated Bylaws of American Homestar Corporation.                3.2        S-1 Registration Statement
                                                                                        No. 33-78628
Specimen Common Stock Certificate.                                           4.1        S-1 Registration Statement
                                                                                        No. 33-78628
First Amendment to Employment Agreement dated April 1, 2000 by              10.1        Filed herewith
   and between American Homestar Corporation and Laurence A. Dawson, Jr.
First Amendment to Employment Agreement dated April 1, 2000 by              10.2        Filed herewith
   and between American Homestar Corporation and Finis F. Teeter
Amended and Restated Note Purchase Agreement, 8.32% Senior                  10.3        Filed herewith
   Unsecured Notes due July 7, 2007 and 7.25% Series A and 7.14%
   Series B Senior Unsecured Notes due September 15, 2008.
None                                                                        11
None                                                                        15
None                                                                        18
None                                                                        19
None                                                                        22
None                                                                        24
Financial Data Schedule                                                     27          Filed herewith
None                                                                        99

(b) REPORTS ON FORM 8-K - The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN HOMESTAR CORPORATION

          Date:  May 12, 2000      By: /s/ Craig A. Reynolds
                                       ---------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                         Officer and Secretary (Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX

                                                                           EXHIBIT         REPORT WITH WHICH
DESCRIPTION                                                                  NO.           EXHIBIT WAS FILED
-----------                                                                -------         -----------------
Restated Articles of Incorporation of American Homestar Corporation.         3.1        S-1 Registration Statement
                                                                                        No. 33-78628
Amended and Restated Bylaws of American Homestar Corporation.                3.2        S-1 Registration Statement
                                                                                        No. 33-78628
Specimen Common Stock Certificate.                                           4.1        S-1 Registration Statement
                                                                                        No. 33-78628
First Amendment to Employment Agreement dated April 1, 2000 by              10.1        Filed herewith
   and between American Homestar Corporation and Laurence A. Dawson, Jr.
First Amendment to Employment Agreement dated April 1, 2000 by              10.2        Filed herewith
   and between American Homestar Corporation and Finis F. Teeter
Amended and Restated Note Purchase Agreement, 8.32% Senior                  10.3        Filed herewith
   Unsecured Notes due July 7, 2007 and 7.25% Series A and 7.14%
   Series B Senior Unsecured Notes due September 15, 2008.
None                                                                        11
None                                                                        15
None                                                                        18
None                                                                        19
None                                                                        22
None                                                                        24
Financial Data Schedule                                                     27          Filed herewith
None                                                                        99