Form 10-K
period 2000-06-30
AMERICAN HOMESTAR CORP
filed 2000-10-13
CIK 922812

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of voting stock held by non-affiliates of the registrant on September 15, 2000 (based on the last sale price on the Nasdaq National Market as of such date) was $21,878,152. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrants common stock are affiliates of the registrant.

     As of October 10, 2000, the registrant had 18,423,707 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement with respect to the 2000 annual meeting of shareholders of the registrant are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     9
Item 3.    Legal Proceedings...........................................     9
Item 4.    Submission of Matters to a Vote of Security Holders.........     9
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................    10
Item 6.    Selected Financial Data.....................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.......................................    13
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    20
Item 8.    Financial Statements and Supplementary Data.................    20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................    21
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    21
Item 11.   Executive Compensation......................................    22
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    22
Item 13.   Certain Relationships and Related Transactions..............    22
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    23

                                     PART I

ITEM 1. BUSINESS

GENERAL

     American Homestar Corporation ("American Homestar" or the "Company") is a national vertically integrated manufactured housing company in the United States, with operations in manufacturing, retailing, financing and insurance. The Company was incorporated in Texas in July 1983. The Company currently operates 10 manufacturing facilities in six states and sells homes through its dedicated distribution channels, which include 107 Company-owned retail sales centers, 11 joint venture retail sales centers and 60 franchised retail sales centers, and through more than 300 independent retail locations in 28 states.

     Since July 1994, the Company has undertaken a strategy of expanding into several new regional markets (outside of its core Southwest base of operations) by acquiring manufacturing capacity and growing its Company store network (through acquisition and new formation) to support its new regional presence. Many of the Company's competitors were growing and expanding their own company store base in the same regional markets. By early 1999, it was clear that the overall demand for manufactured housing had leveled after several years of consistent and significant growth. Unfortunately, total manufacturing and retail capacity had grown to the extent that it surpassed current levels of end-user demand. This, among other factors, created several new competitive pressures in an environment where there were too many retail outlets serving a level (and most recently declining) end-user demand. The result, across the board, was lower per plant and per store volume and diminishing profitability for the industry and the Company. Excess finished goods inventory and excess manufacturing capacity gave rise to steadily increasing volume and margin pressures. With mounting losses in its retail operations and diminishing profitability in its manufacturing operations, the Company adopted a plan to retract its operations, with the goal of discontinuing Company store operations in all non-core markets and focusing management and resources on what it defined as its two principal regional markets -- the Southwest (Texas and the surrounding states) and the Carolinas (North Carolina, South Carolina and Eastern Tennessee).

STRATEGY

     In addition to closing several manufacturing plants in non-core markets, the Company targeted all retail stores in non-core markets and a few consistently underperforming stores in secondary markets within its core regional markets for conversion or closure as soon as possible -- in most cases by November 2000 and, in a few cases, by March 2001. This plan calls for conversion or closure of all stores in Kentucky, Alabama, Mississippi, Utah, Washington, Oregon and selected underperforming stores in Texas, Louisiana and New Mexico. The first priority of the plan is to convert each such Company store to a retail franchisee or exclusive independent dealer to preserve the point of retail distribution while relieving the Company of the debt and operating losses of a continuing Company store. The plan was formalized and adopted in early April 2000 with specific stores identified and the associated financial implications assessed.

INDUSTRY

     A manufactured home is a single-family residence that is constructed in a controlled factory environment and transported to a home site. Total retail sales of new manufactured homes in the United States were approximately $13.8 billion in 1999. From 1991 through 1999, the manufactured housing industry experienced a significant increase in the number of homes sold. Factory shipments increased from approximately 171,000 homes in 1991 to a cyclical high of approximately 373,000 homes in 1998. In 1999, shipments were down 7% to approximately 349,000 and estimated shipments for the year 2000 are expected to decline even further. In 1999, manufactured homes accounted for approximately one-fourth of all new single-family homes completed in the United States, up from approximately one-sixth in 1991. Because of the lower cost of construction for manufactured homes compared to site-built homes, manufactured housing has historically served as one of the most affordable alternatives for the homebuyer. The average retail price of a new manufactured home in 1999 was $30.21 per square foot, as compared to $62.29 per square foot for a new site-built home, excluding land costs. In recent years, demand has shifted toward larger, multi-section homes, which accounted for more than one-half of the manufactured homes produced in fiscal 2000.

     Manufactured homes have traditionally been an attractive means for homebuyers to overcome the obstacles of large down payments and high monthly mortgage payments. While financing is readily available to qualified manufactured housing buyers from a variety of lenders, changes in the subprime market since late 1998 have forced interest rates higher relative to traditional site built mortgage rates. Therefore, relative affordability of manufactured homes, especially those financed through chattel mortgages, has declined. A number of lenders serving the industry have established securitization programs to fund consumer loans. Both the Federal Housing Administration's and the Department of Veterans Affairs' guaranteed loan programs permit loans for the purchase of manufactured housing. In addition, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation accept manufactured housing mortgage loans and allow these mortgage loans to be pooled with traditional real estate mortgage loans. Also, manufactured homes may be financed as secured personal property loans in instances where the buyer does not own the land upon which the home will be sited. The Company's business is seasonal, with weakest demand typically during January through March, and the strongest demand occurring during April through May. Specific financial information pertaining to the Company's segments and revenues may be found in the Company's consolidated financial statements beginning on page F-1 hereof.

RETAIL DISTRIBUTION

     The Company sells its products through dedicated retail distribution channels, which include Company-owned retail sales centers, joint venture retail sales centers, franchisees and independent retailers. The following table sets forth for the periods indicated certain data for shipments of homes manufactured by the Company to Company-owned retail sales centers and to independent retail sales centers, including franchisees, and the number of Company-owned retail sales centers and the number of joint venture retail sales centers:

                                                                    YEARS ENDED
                                                             --------------------------
                                                                 MAY 31,
                                                             ---------------   JUNE 30,
                                                              1998     1999      2000
                                                             ------   ------   --------
Homes shipped to Company-owned retail sales centers........   4,647    5,934     4,569
Homes shipped to independent retail sales centers,
  including franchisees....................................   6,076    6,377     5,830
                                                             ------   ------    ------
          Total homes shipped..............................  10,723   12,311    10,399
                                                             ======   ======    ======
Company-owned retail sales centers.........................      86      125       111
Joint venture retail sales centers.........................      --       12        11

     Dedicated Distribution. The Company employs a distinct merchandising and selling strategy in its dedicated distribution channels. At each Company-owned retail sales center a broad selection of fully furnished and professionally decorated model homes is displayed in a landscaped setting. The Company's professional sales staff receives extensive training on all of the Company's products and services and is able to provide customers with superior service. The Company also provides merchandising support and uses regional print, radio and television advertising to promote customer awareness and enhance its quality image.

     In fiscal 2000, 72% of the Company's new home retail sales were multi-section homes and its average new home retail sales price was $55,095 for Department of Housing and Urban Development ("HUD") code homes, compared to the industry average of $43,800. Since the beginning of fiscal 1994, the Company has increased the number of Company-owned retail sales centers from 21 to a high of 125 at May 31, 1999. The Company's current strategy to downsize and restructure its retail operations has resulted in a decrease to 111 of Company-owned retail sales centers, at June 30, 2000. The Company has plans to close or convert to franchises or independent retailers as many as 27 additional Company-owned retail sales centers by June 30, 2001, of which 14 of such closures or conversions had occurred by the end of the first quarter fiscal 2001.

     The following table sets forth for the periods indicated certain information relating to homes sold by Company-owned retail sales centers:

                                                                 YEARS ENDED
                                                         ----------------------------
                                                              MAY 31,
                                                         -----------------   JUNE 30,
                                                          1998      1999       2000
                                                         -------   -------   --------
Average new home sales price -- HUD code...............  $48,154   $55,008   $ 55,095
Average new home sales price -- modular................       --   $87,834   $108,614
Homes sold:
  New homes............................................    5,211     6,560      5,831
  Previously-owned homes...............................    1,725     2,256      2,196
Percentage of new homes sold:
  Single-section.......................................       45%       33%        28%
  Multi-section........................................       55%       67%        72%
Percentage of new homes sold manufactured by:
  Company..............................................       84%       85%        89%
  Independent manufacturers............................       16%       15%        11%

     The Company has increased the percentage of new homes sold by Company-owned retail sales centers that are manufactured by the Company from 38% in fiscal 1994 to 89% in fiscal 2000. In addition to selling homes manufactured by the Company, many Company-owned retail sales centers sell homes manufactured by other companies as well as previously owned manufactured homes.

     Franchise System. The Company initiated its Oak Creek Village national, branded franchise program in September 1997 to accelerate distribution of the Company's products by converting existing independent retail sales centers into franchisees and by encouraging entrepreneurs with considerable industry or business experience to open new retail sales centers as franchisees. Since the program's inception, the Company has entered into franchise arrangements covering 76 retail sales centers. The Company believes that its franchise program offers an attractive alternative for independent retailers. The benefits for a Company franchisee include (i) a protected territory for specific products; (ii) access to the Company's manufacturing, retailing and financing expertise; (iii) minimal personal investment in the retail sales center; (iv) the potential to open additional retail sales centers; and (v) the ability in many cases to benefit from television advertising and regional and national promotions.

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

     In order to assist an independent retailer in the conversion to an Oak Creek Village, the Company may finance improvements to the franchisee's retail sales center. In such cases the Company controls the lease and the costs of such improvements are added to the lease payment. The franchisee is required to finance its own inventory, but the Company may assist franchisees in finding floor plan financing at attractive rates. All franchisees are required to operate their Oak Creek Villages in compliance with applicable Company policies, standards and specifications. The Company monitors each franchisee's operations and results and assists the franchisee in order to optimize its performance.

     The Company believes that the success of a franchise dealer is dependent on the professionalism and knowledge of its managerial and sales staff, and therefore, has developed a regionalized training program covering management skills and knowledge, the proper sequence of a sale and general, as well as specific, product features and benefits. Management training provides the dealers' employees with a comprehensive understanding of the Company's retailing strategy and sales approach. The Company has contracted with a leading regional training organization to conduct localized training down to the sales center level. The Company believes that sales training and recognition are an integral part of the success of any franchise dealer.

     Independent Retailers. The independent retailer network is an important part of the Company's sales and distribution strategy and is especially important in new regional markets in which the Company has a limited number of Company-owned retail sales centers or franchisees. The Company believes its relations with its independent retailers are excellent. The Company has no written agreements with its independent retailers and either party may terminate the relationship at any time. The Company generally does not provide inventory-financing arrangements for independent retailer purchases, nor does it consign homes. However, as is customary in the industry, lenders financing independent retailers require the Company to execute contingent repurchase agreements, which provide that, in the event of a retailer's default under the retailer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. Through fiscal year 1999, the Company incurred no significant losses resulting from these contingent obligations. Due to recent increases in repurchases, the Company set up a reserve for future losses of approximately $2.7 million at June 30, 2000 related to such repurchase liabilities. This reserve was charged to cost of sales in the accompanying consolidated statement of operations for the year ended June 30, 2000. As of June 30, 2000, the Company's contingent repurchase agreements outstanding were approximately $86.5 million.

MANUFACTURING

     The Company manufactures a broad selection of both HUD code and modular homes ranging from traditional, lower-priced homes to distinctive, higher-priced homes. The Company's HUD code homes retail from $12,900 to $139,000, excluding land costs, while the Company's modular homes retail from $57,400 to $253,700, excluding land costs. By providing such a broad selection, the Company believes it can meet the financial and aesthetic requirements of the full range of retail buyers. Additionally, the Company believes it offers high quality homes that incorporate more innovative architectural designs and features than are typically offered by its competitors. Over the past few years, as the demand for multi-section homes has increased, the Company has significantly increased its production of multi-section homes to 79% of total homes manufactured for fiscal 2000 from 50% in fiscal 1994.

     The Company's manufacturing facilities generally operate on a one shift per day, five-day per week basis. At June 30, 2000, the Company's facilities had the capacity to produce 100 floors per day, and its production rate was 68 floors per day (capacity figures are estimates of management). A floor is a single section home or one section of a multi-section home. The following table sets forth the total homes and floors manufactured by the Company for the periods indicated:

                                                                    YEARS ENDED
                                                             --------------------------
                                                                 MAY 31,
                                                             ---------------   JUNE 30,
                                                              1998     1999      2000
                                                             ------   ------   --------
Homes manufactured:
  Single-section...........................................   3,276    3,326     2,225
  Multi-section............................................   7,447    8,985     8,174
                                                             ------   ------    ------
Total homes manufactured...................................  10,723   12,311    10,399
                                                             ======   ======    ======
Total floors manufactured..................................  18,566   21,739    19,160
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

FINANCING

     In 1995, the Company formed 21st Century Mortgage ("21st Century") together with Clayton Homes, Inc. ("Clayton") and three former executive officers of Clayton. Clayton is a leader in manufactured home financing through its finance subsidiary, Vanderbilt Mortgage and Finance, Inc. American Homestar, Clayton and the management of 21st Century owned 50%, 25% and 25%, respectively, of 21st Century.

     Effective June 29, 2000, the Company sold its 50% interest in 21st Century to Clayton and 21st Century management and entered into a new joint venture, Homestar 21, LLC, which is 50% owned by the Company and 50% owned by 21st Century. The new venture will originate loans for customers of American Homestar as well as for American Homestar's retail franchisees and exclusive dealers. The Company invested $2,400,000 in Homestar 21, LLC. The Company will account for its investment in the joint venture using the equity method.

     To insure that the Company remains fully competitive and has access to all retail financing products available, the Company has maintained its relationships with several independent retail lenders. This new strategy is designed to spread the business more evenly among various lenders and to ensure that financing is available from numerous sources. The Company believes that this strategy affords it access to a variety of competitive financing programs which, in turn, may result in increased retail sales.

INSURANCE

     Through its wholly-owned subsidiary, Western Insurance Agency, Inc. ("Western"), the Company offers to its retail customers a variety of insurance products, including property and casualty insurance, credit life insurance and extended service contracts. The Company acts as agent and earns commissions from insurance written for purchasers of its manufactured homes. In addition, the Company's wholly-owned subsidiary, Lifestar Reinsurance, Ltd., reinsures credit life policies placed by Western. The amount of insurance underwritten at June 30, 2000 was approximately $274 million. Through reinsurance, the Company also earns underwriting fees and investment income. American Bankers Life Assurance Company of Florida manages the Company's reinsurance operations pursuant to a management contract.

ACQUISITIONS

     During fiscal 1999, the Company made a number of acquisitions, the most significant of which are as follows:

     - In July 1998, the Company acquired First Value Homes, Inc. ("First Value"), that operated two retail centers in North Carolina.

     - In September 1998, the Company acquired DWP Management, Inc. ("DWP"), and its related companies, Value Homes, Inc., Value Mobile Homes, Inc. of Washington, Premiere Manufactured Homes, Inc., Premiere Manufactured Homes, Inc. of Washington, Park Place Homes, Inc., Kilroy's M. H., Inc. and Premiere Homes of Moses Lake, Inc., which operated six retail centers in Washington, Oregon and New Mexico.

     - In December 1998, the Company acquired R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively, "R-Anell"). R-Anell produces manufactured and modular homes in three facilities located in North Carolina and sells its homes through approximately 100 independent and Company-owned retail sales centers located primarily in North Carolina, South Carolina and Virginia.

     - In March, 1999, the Company acquired 25% of the outstanding common stock of HomeMax, Inc. ("HomeMax") from Zaring National Corporation ("Zaring") in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax pursuant to which the Company will manage the HomeMax operations, and the Company, Zaring and HomeMax entered into a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates eleven retail sales centers in North Carolina, South Carolina and Kentucky. The Company accounts for its investment in HomeMax using the equity method.

     While the Company's historical primary market area has been the Southwest, particularly Texas and the surrounding states, the Company's past expansion has given it an expanded presence with operations now encompassing the Southwest, Southeast, Deep South, Rocky Mountain and Pacific Northwest regions of the United States. As previously mentioned, the Company is in progress of curtailing its Company store operations in all non-core markets and is adjusting manufacturing capacity to meet current levels of demand.

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

     Manufactured, modular and site-built homes are all typically built with particleboard, paneling and other products that contain various formaldehyde resins. HUD regulates the allowable concentration of formalde-hyde in certain products used in manufactured homes and requires warnings to purchasers concerning formaldehyde-associated risks. Certain components of manufactured homes are subject to regulation by the Consumer Products Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency and other governmental agencies currently are re-evaluating the allowable standards for formaldehyde emissions. The Company currently uses materials in its manufactured homes that meet the current HUD standards for formaldehyde emissions and believes that it otherwise complies with HUD and other applicable government regulations in this regard.

     The Company's operations are also subject to the provisions of the Texas Manufactured Housing Act, the Consumer Credit Act and the Truth-in-Lending Act, as well as local zoning and housing regulations. A number of states require manufactured home producers and retailers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation and must be complied with by the dealer or other person installing the home. The operations of Roadmasters, Carriers and Western are subject to regulation by various federal, state and local authorities.

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

EMPLOYEES

     At June 30, 2000, the Company employed 3,934 persons, compared to 5,049 persons at May 31, 1999 due primarily to the Company's restructuring efforts. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good. A significant portion of the total compensation of management of the Company is derived from incentive bonuses based on the operating income of the operating unit for which such management is responsible, as well as the attainment of margin goals. Many of the Company's managers are also shareholders and all are eligible to participate in the Company's 1994 Amended and Restated Stock Compensation Plan.

OTHER INFORMATION ABOUT THE COMPANY

     The Company is subject to the reporting requirements of the Securities Exchange Act of 1934 and has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, except that the Company filed Form 12b-25 on September 28, 2000 and subsequently filed its Form 10-K on October 13, 2000. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is (http://www.sec.gov). The Company's Internet site is (www.americanhomestar.com).

ITEM 2. PROPERTIES

     At June 30, 2000, the Company operated 11 manufacturing facilities, 111 retail sales centers and had two administrative offices. Ninety-three of the retail sales centers and both administrative offices are leased. The Company's retail sales centers consist of tracts of land, ranging from 2.5 to 7.0 acres, on which manufactured homes are displayed, each with a sales office containing approximately 2,000 square feet of office space. The Company's retail sales centers are located in 14 states as follows: Alabama (5), Arkansas (1), Colorado
(4), Kentucky (3), Louisiana (4), Mississippi (2), New Mexico (4), North Carolina (22), Oklahoma (2), Oregon (4), South Carolina (5), Tennessee (3), Texas (48) and Washington (4). The Company believes that all facilities are adequately maintained and suitable for their present use.

     The Company owns all of its manufacturing facilities and substantially all of its manufacturing equipment, fixtures, furniture and office equipment. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                                           DATE OPENED OR    BUILDING
                        LOCATION                              ACQUIRED      SQUARE FEET
                        --------                           --------------   -----------
Fort Worth, Texas........................................  June 1985            137,000
Lancaster, Texas.........................................  December 1992         86,600
Burleson, Texas..........................................  May 1993              94,500
Henderson, North Carolina(1).............................  September 1996        70,000
Boise, Idaho.............................................  September 1996        90,100
Stayton, Oregon..........................................  September 1996        97,500
Gering, Nebraska.........................................  September 1996        73,000
Vicksburg, Mississippi(1)................................  September 1996       118,700
Brilliant, Alabama(1)....................................  June 1997            127,500
Guin, Alabama............................................  June 1997            136,400
Lynn, Alabama(1).........................................  June 1997            150,000
Denver, North Carolina...................................  December 1998        104,000
Denver, North Carolina...................................  December 1998         92,000
Cherryville, North Carolina(2)...........................  December 1998        231,000

---------------

(1) Currently idle

(2) Contains two separate production lines -- counted as two facilities

     Since June 30, 2000 the Company has closed, franchised or converted to independent dealers 14 retail sales centers and the idled Lynn, Alabama plant.

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

                                                               HIGH     LOW
                                                              ------   ------
Fiscal Year Ended May 31, 1999:
  First quarter.............................................  $25.81   $15.38
  Second quarter............................................   22.00    15.75
  Third quarter.............................................   16.13     7.38
  Fourth quarter............................................    8.00     5.81
Fiscal Year Ended June 30, 2000:
  First quarter.............................................  $ 8.31   $ 3.63
  Second quarter............................................    4.56     3.16
  Third quarter.............................................    3.97     1.25
  Fourth quarter............................................    1.63     0.94

     As of September 15, 2000, there were 189 record holders of the Company's common stock. On September 15, 2000, the reported last sale price of the Company's common stock as reported by the Nasdaq National Market was $1.19 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The following unregistered sales of the Company's par value $0.05 per share common stock (the "Common Stock") were made in reliance upon Section 4(2) of the Securities Act of 1933 based on isolated sales by the Company in connection with acquisitions of related businesses.

     On July 13, 1998, the Company acquired the assets and liabilities of First Value for cash, a note payable and 163,540 shares of the Company's Common Stock. See note 4 of the Notes to the Company's Consolidated Financial Statements included herein.

     On September 14, 1998, the Company acquired the assets and liabilities of DWP for cash, a note payable and 175,095 shares of the Company's Common Stock. See note 4 of the Notes to the Company's Consolidated Financial Statements included herein.

     On December 29, 1998, the Company acquired the assets and liabilities of R-Anell for cash, a note payable and 658,540 shares of the Company's Common Stock. See note 4 of the Notes to the Company's Consolidated Financial Statements included herein.

     On September 30, 1999, pursuant to certain earn out agreements of the R-Anell stock purchase agreement, the purchase price was increased and paid in cash, a note payable and the issuance of 375,000 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock"). Each share of Series A Stock is convertible into one share of the Company's Common Stock from April 2, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common

Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to the quotient obtained by dividing $12.00 by the average closing price of Common Stock. See note 4 of the Notes to the Company's Consolidated Financial Statements included herein.

     On February 8, 2000, the Company entered into a settlement agreement with DWP, pursuant to which, among other things, the Company acquired the remaining 20% interest in Pacific Northwest Homes, Inc. The original note payable was cancelled. The Company acquired the remaining 20% interest for cash as well as 134,167 of the Company's Series A Stock. Each share of Series A Stock is convertible into one share of the Company's Common Stock, par value $0.05 per share from April 2, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to the quotient obtained by dividing $12.00 by the average closing price of Common Stock. See note 4 of the Notes to the Company's Consolidated Financial Statements included herein.

ITEM 6. SELECTED FINANCIAL DATA

     The financial information set forth under Statement of Operations Data and Balance Sheet Data for each of the fiscal years in the four-year period ended May 31, 1999, the fiscal year ended June 30, 2000 and the one month ended June 30, 1999 and as of the reporting periods then ended was derived from the Consolidated Financial Statements of the Company (and its subsidiaries), which financial statements have been audited by KPMG LLP, independent certified public accountants. The Consolidated Financial Statements as of May 31, 1999 and June 30, 2000, and for each of the years in the three-year periods ended May 31, 1998, May 31, 1999 and June 30, 2000 and the one month period ended June 30, 1999 and the report thereon, are included elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

                                                                           YEARS ENDED                          ONE
                                                       ----------------------------------------------------    MONTH
                                                                        MAY 31,                                ENDED
                                                       -----------------------------------------   JUNE 30,   JUNE 30,
                                                         1996       1997       1998       1999       2000       1999
                                                       --------   --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Net sales..........................................  $274,145   $383,132   $481,947   $612,086   $532,634   $49,272
  Other revenues.....................................    22,487     26,305     31,992     41,957     41,402     3,493
                                                       --------   --------   --------   --------   --------   -------
        Total revenues...............................   296,632    409,437    513,939    654,043    574,036    52,765
                                                       --------   --------   --------   --------   --------   -------
Costs and expenses:
  Cost of sales......................................   219,853    307,611    381,435    477,717    446,378    40,214
  Selling, general and administrative................    55,233     70,644     91,772    134,682    153,769    12,487
  Restructuring charges, goodwill
    and asset impairments(3).........................        --         --         --         --     22,097        --
  Acquisition costs(1)...............................        --         --      2,425         --         --        --
                                                       --------   --------   --------   --------   --------   -------
        Total costs and expenses.....................   275,086    378,255    475,632    612,399    622,244    52,701
                                                       --------   --------   --------   --------   --------   -------
        Operating income (loss)......................    21,546     31,182     38,307     41,644    (48,208)       64
Interest expense.....................................    (4,071)    (5,703)    (7,382)   (13,845)   (18,366)   (1,487)
Other income (expense)...............................       262        178        (50)       110       (566)       19
                                                       --------   --------   --------   --------   --------   -------
  Income (loss) before items shown below.............    17,737     25,657     30,875     27,909    (67,140)   (1,404)
Income tax expense (benefit).........................     7,076     10,512     13,546     11,472    (20,141)     (462)
                                                       --------   --------   --------   --------   --------   -------
  Income (loss) before items shown below.............    10,661     15,145     17,329     16,437    (46,999)     (942)
Earnings (losses) in affiliates......................       188        549      1,211      1,602       (350)       49
Minority interest in income of consolidated
  subsidiaries.......................................      (297)      (314)      (223)       (98)      (242)      (20)
                                                       --------   --------   --------   --------   --------   -------
  Income (loss) before items shown below.............    10,552     15,380     18,317     17,941    (47,591)     (913)
Extraordinary item, net of income tax benefit(2).....        --       (347)      (634)        --         --        --
                                                       --------   --------   --------   --------   --------   -------
        Net income (loss)............................  $ 10,552   $ 15,033   $ 17,683   $ 17,941   $(47,591)  $  (913)
                                                       ========   ========   ========   ========   ========   =======
Earnings (loss) per share before extraordinary item--
  diluted(1).........................................  $   0.68   $   0.88   $   1.01   $   0.96   $  (2.59)  $ (0.05)
Earnings (loss) per share -- diluted.................  $   0.68   $   0.86   $   0.98   $   0.96   $  (2.59)  $ (0.05)
Weighted average shares outstanding -- diluted.......    15,578     17,564     18,135     18,669     18,423    18,586

BALANCE SHEET DATA (END OF FISCAL YEAR):
Working capital......................................  $ 39,655   $ 24,260   $ 58,867   $ 60,859   $ 39,993
Total assets.........................................   126,233    211,021    273,696    439,316    362,233
Total debt...........................................    31,781     81,578    107,491    216,845    208,176
Shareholders' equity.................................    62,167     77,709     98,463    135,465     92,902

---------------

(1) Acquisition costs are non-recurring transaction costs related to the Brilliant acquisition. Such costs reduced diluted earnings per share by $0.11 for fiscal 1998.

(2) Extraordinary losses on early extinguishment of debt in fiscal 1997 and 1998.

(3) Restructuring charges, goodwill and asset impairments related to the closing or idling of manufacturing plants in the first, third and fourth quarter of fiscal 2000 and to the fourth quarter restructuring of the Company's retail operations. Such charges increased the diluted loss per share by $0.81 for fiscal 2000.

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

GENERAL

     American Homestar is a national vertically integrated manufactured housing company in the United States with operations in manufacturing, retailing, financing and insurance.

     The Company, which started as a retailer in 1971, embarked on its vertical integration strategy in fiscal 1993 by entering into a joint venture with Oak Creek Homes, Inc. ("Oak Creek"), a manufacturer and long time supplier, to start up and operate two manufacturing facilities in its core southwest market region. In August 1993 (early fiscal 1994), the Company acquired Oak Creek and, thereby added manufacturing to its growing retail base. In September 1995, the Company formed 21st Century to originate, finance, sell and service manufactured housing retail installment contracts. The Company owned 50% of 21st Century through June 29, 2000. At such date, the Company sold its 50% interest in 21st Century and entered into a new joint venture, Homestar 21, LLC, which is 50% owned by the Company and 50% owned by 21st Century. The Company invested $2,400,000 in Homestar 21, LLC. The Company uses the equity method of accounting for its investment in Homestar 21, LLC.

     On July 13, 1998, the Company completed the acquisition of First Value, which operated two retail sales centers in North Carolina. The results of the acquired operations of First Value have been included with those of the Company effective July 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $6.7 million has been recorded as goodwill and is being amortized over 25 years, net of impairment of goodwill (see "Manufacturing and Retail Restructuring").

     On September 14, 1998, the Company completed the acquisition of DWP and its related companies, Value Homes, Inc., Value Mobile Homes, Inc. of Washington, Premiere Manufactured Homes, Inc., Premiere Manufactured Homes, Inc. of Washington, Park Place Homes, Inc., Kilroy's M. H., Inc. and Premiere Homes of Moses Lake, Inc. which operated six retail sales centers in Washington, Oregon and New Mexico. The previous owner retained a 20% interest in the newly formed corporations, Pacific Northwest Homes, Inc. and Pacific II Northwest Homes, Inc. The results of the acquired operations of DWP have been included with those of the Company effective September 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $11.9 million has been recorded as goodwill and is being amortized over 25 years. The original purchase price was subject to adjustments based on the actual net worth of the companies acquired as of December 31, 1998. As a result, the original purchase price was reduced by $0.6 million, which also reflected a retroactive adjustment to the note payable. The Company believes it may be entitled to further purchase price adjustments and has determined that it has a right of offset against the note payable for any such reductions. Further purchase price adjustments, if any, will be accounted for as a reduction of goodwill with a corresponding reduction in the note payable and/or the common stock given as part of the initial purchase.

     On February 8, 2000, the Company entered into a settlement agreement with DWP and Dean W. Pollman, pursuant to which, among other things, the Company acquired the remaining 20% interest in Pacific Northwest Homes, Inc. As part of this settlement, the Company's $3.3 million promissory note to DWP was cancelled and DWP and its affiliates purchased the personal property and certain new and used home inventory of two retail sales centers from the Company. Consideration paid by the Company for the remaining 20% interest included $690,000 in cash as well as $1.6 million (134,167 shares) of Series A Stock. Each share of Series A Stock is: (i) entitled to receive dividends at a rate equal to seven and one-half percent (7 1/2%) per annum; (ii) is generally non-voting; and (iii) is entitled to a liquidation preference. In addition, each share of Series A Stock is convertible into one share of Common Stock from April 2, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to the quotient obtained by dividing $12.00 by the average closing price of the Common Stock.

     On December 29, 1998, the Company completed the acquisition of R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively, "R-Anell") for $32.6 million. R-Anell produces manufactured and modular homes in three facilities located in North Carolina and sells its homes through approximately 100 independent and Company-owned retail sales centers located primarily in North Carolina, South Carolina and Virginia. The results of the acquired operations of R-Anell have been included with those of the Company from the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired as of the acquisition date of $29.5 million has been recorded as goodwill and is being amortized over 40 years.

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

MANUFACTURING AND RETAIL RESTRUCTURING

     In response to industry conditions, the Company throughout fiscal 2000 thoroughly reviewed its operating structure. Losses incurred in certain of its retail sales centers and diminishing profitability in its manufacturing operations were the apparent result of industry-wide over capacity and excess new home inventory levels and a cyclically ill-timed expansion by the Company into non-core markets (outside of the core southwest base of operations) over the period of three years. As a result of this review, the Company made decisions to restructure both its manufacturing and retail operations. This restructuring resulted in an approximately $43.6 million charge to operations for restructuring costs, asset impairment costs and other expenses related to these actions.

     The Company incurred restructuring charges during the first, third and fourth quarters of fiscal 2000 aggregating $6.7 million due to the closing of one manufacturing facility and the idling of two other manufacturing facilities. Of this amount, approximately $3.9 million was charged to cost of sales related to special warranty and repossession loss accruals established for manufacturing markets and inventory write-downs for the closed or idled facilities. The Company incurred severance and other benefit-related costs, which were approximately $1.0 million, in connection with the restructuring of these operations. The Company also incurred a $1.9 million charge to write-down property held for sale to its fair value. The severance and fair value charges are shown as a separate component of operating expenses.

     In April 2000, the Company announced a formal restructuring plan to return its retail operations to profitability through the conversion of selected, under-performing non-core market Company retail stores to franchises or exclusive independent dealer locations in the coming months. The total restructuring charges related to this plan aggregated $25.3 million and were recorded as a separate component of operating expenses during the quarter ended June 30, 2000. The total included restructuring charges of $1.7 million for employee severance costs and unfavorable obligations under non-cancelable operating leases. The restructuring costs also included the write-off of $14.6 million in goodwill and impaired leasehold improvements associated with prior retail sales center acquisitions that were identified for conversion or closure and $2.8 million for the impairment of assets at retail sales centers to be closed or converted. In addition, $6.0 million was recorded to cost of sales for the write-down of inventory at sales centers scheduled to be converted or closed. An additional $11.6 million was charged to selling, general and administrative expenses for the impairment of goodwill related to certain North Carolina retail operations.

     Subsequent to year end, the Company announced the further consolidation of its production in Alabama through the temporary idling of its Lynn, Alabama manufacturing facility.

RESULTS OF OPERATIONS

     The following table summarizes certain key sales statistics for the Company for the periods indicated:

                                                                 YEARS ENDED
                                                         ----------------------------
                                                              MAY 31,
                                                         -----------------   JUNE 30,
                                                          1998      1999       2000
                                                         -------   -------   --------
Company-manufactured new homes sold at retail..........    4,377     5,560      5,193
Total new homes sold at retail.........................    5,211     6,560      5,831
Internalization rate(1)................................       84%       85%        89%
Previously-owned homes sold at retail..................    1,725     2,256      2,196
Average retail selling price -- new homes (HUD code)...  $48,154   $55,008   $ 55,095
Average retail selling price -- new homes (modular)....       --        --   $108,614
Number of retail sales centers at end of period........       86       125        111
Total manufacturing shipments..........................   10,723    12,311     10,399
Manufacturing shipments to independent retail sales
  centers, including franchisees.......................    6,076     6,377      5,830

---------------

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's historical operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                                    YEARS ENDED
                                                              ------------------------
                                                                 MAY 31,
                                                              -------------   JUNE 30,
                                                              1998    1999      2000
                                                              -----   -----   --------
Total revenues..............................................  100.0%  100.0%   100.0%
Gross profit................................................   25.8%   27.0%    22.2%
Selling, general and administrative expenses before
  acquisition costs.........................................   17.9%   20.6%    26.8%
Restructuring costs, goodwill and asset impairments.........     --      --      3.8%
Acquisition costs...........................................    0.5%     --       --
Operating income............................................    7.4%    6.4%    (8.4)%
Income before extraordinary item............................    3.6%    2.7%    (8.3)%
Net income..................................................    3.4%    2.7%    (8.3)%

  Year ended June 30, 2000 compared to year ended May 31, 1999

     Net Sales. Net sales of manufactured homes were $532.6 million in fiscal year ended June 30, 2000, compared to $612.1 million in fiscal 1999. The decrease is primarily the result of a 9% decrease in the number of new and previously owned homes sold at retail. The weighted average number of new homes sold per retail sales center in the core Nationwide Housing Corporation ("Nationwide") operations decreased from 60 in fiscal 1999 to 47 in fiscal 2000. The Company closed or converted to franchisees 15 retail sales centers in fiscal 2000.

     Other Revenues. Other revenues decreased to $41.4 million in fiscal year 2000, compared to $42.0 million in fiscal 1999. Revenues from insurance operations decreased to $16.1 million in fiscal 2000 compared to $17.5 million in fiscal 1999. The decrease in revenues from insurance operations is due to lower retail sales as well as new retail lender limitations on the amount of insurance premiums they will finance.

     Cost of Sales. Cost of manufactured homes sold was $446.4 million, or 83.8% of net sales, in fiscal 2000, as compared to $477.7 million, or 78.0% of net sales in fiscal 1999. The decrease in cost of sales was primarily due to lower sales volume. The increase in cost of sales, expressed as a percentage of net sales, was primarily the result of lower gross margins in the Company's retail operations and in the Company's manufacturing operations due to decreased efficiency in connection with lower operating levels as well as inventory write-downs and additional accruals which aggregated $9.9 million in connection with the Company's restructurings during the year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 2000, were $153.8 million, or 26.8% of total revenues, as compared to $134.7 million, or 20.6% of total revenues in fiscal 1999. The increase in selling, general and administrative expenses is primarily attributable to the full year impact of acquisitions completed in fiscal 1999 which resulted in an increase in fixed costs and expenses associated with these new retail sales centers and expanded manufacturing capacity. Selling, general and administrative expenses were also impacted in the current year by an $11.6 million charge related to the impairment of goodwill at certain of the Company's North Carolina retail operations.

     Restructuring Charges. As part of a comprehensive restructuring plan for the manufacturing and retail operations, the Company incurred restructuring charges during the first, third and fourth quarters of fiscal 2000 aggregating $22.1 million which have been recorded separately in the results of operations. Included in this amount are impairment charges of $14.6 million to write-off goodwill and impaired leasehold improvements associated with prior retail sales center acquisitions that were identified for conversion or closure. The Company incurred a $4.8 million charge to write-down manufacturing property held for sale to its fair value and to record asset impairment related to retail sales centers scheduled to be converted or closed. The Company also incurred severance and other benefit-related costs, which were approximately $2.7 million, in connection with the restructuring of these operations.

     Interest Expense. Interest expense increased 32.7% to $18.4 million in fiscal 2000, from $13.8 million in fiscal 1999. This increase is primarily attributable to increased borrowings associated with the Company's private placement of 7.25% Series A and 7.14% Series B Senior Unsecured Notes totaling $51 million in September 1998, and an additional 30, 60 and 125 basis points added to the interest rate for the second, third and fourth quarters, respectively, of fiscal 2000 due under the Company's Amended Senior Note Agreement.

     Income Taxes. The income tax provision, as a percentage of income (loss) before income taxes, minority interest, earnings in affiliate and extraordinary items, was (30.0%) and 41.1% for fiscal years 2000 and 1999 respectively. The lower effective tax rate was the result of the Company's loss position for the current year period and the proportionate relationship of permanent differences, principally nondeductible goodwill amortization expense, to the loss. In addition, the Company recognized a partial valuation allowance of approximately $1.6 million, net, to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized.

  One month ended June 30, 1999 compared to one month ended June 30, 1998

     Net Sales. Net sales of manufactured homes were $49.3 million for the one month ended June 30, 1999, compared to $41.9 million for one month ended June 30, 1998. The increase was primarily the result of a 6% increase in the number of new and previously owned homes sold at retail. The Company opened one new retail sales center during the month ended June 30, 1999.

     Cost of Sales. Cost of manufactured homes sold were $40.2 million (81.6% of net sales) for the one month ended June 30, 1999 compared to $32.3 million (77.1% of net sales) for the one month ended June 30, 1998. The increase in cost of sales, expressed as a percentage of net sales, was primarily the result of lower gross margins in the Company's retail operations and in the Company's manufacturing operations due to decreased efficiency in connection with lower operating levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one month ended June 30, 1999, were $12.5 million (23.7% of total revenues) compared to $9.8 million (22.0% of total revenue) for the one month ended June 30, 1998. The increase in selling, general and administrative expenses is primarily attributable to increased sales, manufacturing and insurance activities as well as an increase in fixed costs and expenses associated with new retail sales centers and expanded manufacturing capacity added during fiscal 1999.

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

  Year ended May 31, 1999 compared to year ended May 31, 1998

     Net Sales. Net sales of manufactured homes were $612.1 million in fiscal year ended May 31, 1999, compared to $481.9 million in fiscal 1998. The increase is primarily the result of a 27% increase in the number of new and previously-owned homes sold at retail as well as a 14% increase in the average selling price of new HUD code homes. The weighted average number of new homes sold per retail sales center in the core Nationwide operations decreased from 69 in fiscal 1998 to 60 in fiscal 1999. The Company added 39 new Company-owned retail sales centers in fiscal 1999.

     Other Revenues. Other revenues increased to $41.9 million in fiscal year 1999, compared to $32.0 million in fiscal 1998. The increase in other revenues is primarily due to increased commissions and premiums generated by the Company's insurance operations. Revenues from insurance operations increased to $17.5 million in fiscal 1999 compared to $14.8 million in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $17.3 million, $(19.6) million, $15.5 and $(9.4) million in fiscal 1998, 1999 and 2000 and the one month ended June 30, 1999, respectively. Decreases in inventories and accounts receivable, offset by a decrease in accrued expenses and other liabilities, accounted for the majority of cash provided by operations for the twelve months ended June 30, 2000. The decrease in accounts receivable is attributable to the timing of cash receipts. The decrease in inventories is the result of management initiatives to reduce the levels of inventories carried by the Company.

     The Company had capital expenditures of $14.7 million, $28.5 million, $8.9 and $1.6 million in fiscal 1998, 1999 and 2000 and the one month ended June 30,1999, respectively. These expenditures were used primarily to enhance and maintain existing retail sales centers, manufacturing capacity and for leasehold improvements with respect to the Company's franchisees. The Company paid $4.6 million, net of cash acquired, $6.0 million, net of cash acquired, and $21.2 million, net of cash acquired, to purchase First Value, DWP and R-Anell, respectively.

     At June 30, 2000, the Company had a $125 million floor plan credit facility with Associates Housing Finance, LLC ("the Associates"). The facility, similar to a revolving credit facility, bears interest at a rate of prime less 0.5% and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. The Company is able to purchase participations in the floor plan credit facility, effectively reducing its net borrowings under the facility. These participations earn interest at a rate of prime less 0.75% (with such interest income reported as a reduction of total interest expense) and are immediately available to the

Company in cash as the Company redeems them. At June 30, 2000, the Company had net borrowings of $85.0 million (gross borrowings of $106.6 million less participations of $21.6 million). In January 2000, the Associates announced that it would be discontinuing retail and floor plan financing for the manufactured housing industry. The Company does however have an eighteen-month contract with the Associates to provide floor plan financing through July 2000. The Associates has acknowledged this and assured the Company that it will continue to provide their floor plan credit facility under the same terms, except that the rate paid to the Company on its participation balance is being lowered to prime less 1.5% from prime less 0.75%. The Company is seeking to identify alternative sources of floor plan financing. The Company has arranged a $12.5 million floor plan credit facility with Bombardier Capital for its HomeMax affiliate and an additional $37.5 million from Bombardier Capital, which is available to floor plan franchisees or pre-sold products from Company stores. Currently the entire $37.5 million remains unused. The Company has had discussions with other lenders who have potential interest in establishing floor plan credit facilities for the Company, although the floor plan lending environment has tightened in the past year. The Company plans to establish over a period of time smaller floor plan credit facilities with several lenders over time so as not to be as dependent on a single lender in the future.

     On September 28, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes require quarterly interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes were used to fund acquisitions and expansion with the remainder used for general corporate purposes. The terms of the agreement noted above as well as the 8.32% Senior Unsecured Notes issued in July 1997, as amended, provide for the maintenance of certain financial covenants as well as possible increases in the interest rate based on levels of the fixed charge coverage ratio. Because of the operating losses reported by the Company during fiscal year 2000, the Company would not have been in compliance with the fixed charge coverage requirement at March 31, 2000 had the noteholders not granted a waiver of such technical defaults. The waiver extended to September 29, 2000. In addition, based on the levels of the fixed charge coverage ratios, an additional 30, 60 and 125 basis points was added to the interest rate for the second, third and fourth quarters, respectively, of fiscal year 2000.

     Subsequent to year-end the Company reached agreement with the noteholders as to a temporary amendment, which covers the period from September 30, 2000 through, and including, September 29, 2001. Under the terms of this amendment, the Company must meet certain financial performance and condition tests based on its fiscal 2001 Business Plan. The tests include meeting certain interest coverage ratios, the maintenance of minimum levels of net worth and limitations on the amount of net debt the Company may carry, expressed both in absolute terms and in relation to shareholders' equity. In exchange, the Company has agreed to additional quarterly interest payments of 1.75% per annum, above the stated rates on each note. An additional interest charge of 3.50% per annum will be accrued for the one-year amendment period. At September 30, 2001, the Company may elect to pay the additional 3.5% interest or add it to the principal balance of the original debt. In addition, the Company was required to grant warrants, which are exchangeable for common stock, beginning in January 2005. The warrants, which represent a total of 10% of the outstanding stock of the Company (plus warrants to purchase 10% of currently outstanding options and convertible securities, if the same are exercised or converted), are exercisable at the par value ($0.05 per share) of the common stock. The warrants also have anti-dilution protection and registration rights. While the warrants have yet to be valued, the Company estimates that all these changes will increase the effective cost of the senior notes from an original average rate of approximately 7.8% to an effective average rate of as much as 13.8%, adding approximately $6.7 million in interest charges for the period of the amendment, of which only $2.0 million represents a current cash cost. The Company is also required to hire a consultant or advisor during the one-year amendment period to assist in improving overall performance.

     Based on its current business plan, management believes that current cash resources, a pending income tax refund expected before December 31, 2000, additional borrowing capacity and future cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the upcoming year. Outside factors such as repurchases and possible credit enhancements to support future floor plan lines are not currently estimable but may, if substantial, place a strain on available cash resources.

Management's current focus is on improving performance, profitability and cash flow from continuing operations through its restructuring and core reduction initiatives. In addition, the Company is refining its cash management and resource management efforts to insure that cash and liquidity is preserved.

INFLATION AND SEASONALITY

     Inflation in recent years has been modest and has primarily affected the Company's manufacturing costs in the areas of labor, manufacturing overhead and raw materials other than lumber. The price of lumber is affected more by the imbalances between supply and demand than by inflation. Historically, the Company believes it has been able to minimize the effects of inflation by increasing the selling prices of its products, improving its manufacturing efficiency and increasing its employee productivity. In addition, the Company's business is seasonal, with weakest demand typically occurring during the Company's third fiscal quarter (January through March) and the strongest demand typically occurring during the Company's last fiscal quarter (April through May). Over the history of the Company's operations, management has not observed any correlation between interest rate fluctuations and increases or decreases in sales based solely on such fluctuations.

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

     The Company has no financial instruments held for trading purposes. Through June 29, 2000, the Company originated loans through its 50% owned affiliate 21st Century, most of which are at fixed rates of interest, in the ordinary course of business and periodically securitizes them to obtain permanent financing for such loan originations. Accordingly, 21st Century's loans held for sale are exposed to risk from changes in interest rates between the time loans are originated and the time at which 21st Century obtains permanent financing, generally at fixed rates of interest, in the asset-backed securities market. 21st Century attempts to manage this risk by minimizing the warehousing period of unsecuritized loans. 21st Century currently does not originate any loans with the intention of holding them for investment. Subsequent to June 29, 2000, the Company will originate loans through a newly formed joint venture, Homestar 21, LLC, which is 50% owned by the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 14(a) and begins at page F-1 hereof.

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

     The Directors and Executive Officers of the Company are as follows:

                                                                               YEAR TERM
NAME                                AGE                POSITION                  ENDS
----                                ---                --------                ---------
Finis F. Teeter...................  56    Chairman of the Board                  2002
Dale V. Kesler....................  56    Interim President, Chief Executive
                                            Officer and Director                 2002
Charles N. Carney, Jr.(3).........  45    Executive Vice President and
                                          Director                               2000
Ronald E. McCaslin(3).............  53    Executive Vice President and
                                          Director                               2000
Craig A. Reynolds.................  51    Executive Vice President, Chief
                                            Financial Officer and Secretary
Jackie H. Holland.................  53    Vice President and Treasurer
William O. Hunt(1)(2).............  66    Director                               2002
Jack L. McDonald(1)(2)............  67    Director                               2001
Millard E. Barron(2)..............  50    Director                               2001

---------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

(3) Currently nominated for re-election to the Board of Directors with terms ending in 2003.

     Finis F. Teeter is a founder of the Company and has served as Chairman of the Board since 1971. From August 1993 until January 2000, Mr. Teeter served as Co-Chief Executive Officer. From 1971 to August 1993, Mr. Teeter served as Chief Executive Officer. Prior to forming the Company, Mr. Teeter served in various sales and sales management capacities with Teeter Mobile Homes from 1962 to 1969 and with Mobile Home Industries from 1969 to late 1970.

     Dale V. Kesler has served as Interim President and Chief Executive Officer since August 2000, and as a Director of the Company since April 1998. He was managing partner of Andersen Worldwide's Dallas/ Fort Worth Office from 1983 until his retirement in 1995. Mr. Kesler is also a Director of Elcor Corporation, Cellstar Corporation, Triad Hospital Inc., New Millennium Homes and Resource Services, Inc.

     Charles N. Carney, Jr. has served as Executive Vice President of the Company since June 1993 and as President and Chief Operating Officer of the Company's Retail Division, since 1987. He has served as a Director of the Company since August 1993. Mr. Carney has served in various sales, sales management and senior sales management capacities with the Company since joining its predecessor in 1977. Mr. Carney holds a Bachelor of Business Administration degree from Eastern Kentucky University.

     Ronald E. McCaslin has served as Executive Vice President of the Company and as President and Chief Operating Officer of the Company's Manufacturing Division, since September 1997. He has served as a Director of the Company since January 1998. From 1995 to 1997, Mr. McCaslin served as Regional Vice President of Fleetwood Homes, Inc., Central Division in Texas. Prior to that he held several sales, sales management and general manager positions within the manufacturing housing industry since 1971. Mr. McCaslin is a director and chairman of the Texas Manufactured Housing Association and has previously served as a director of five other state manufacturing associations.

     Craig A. Reynolds has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since joining the Company in 1982. Mr. Reynolds is a Certified Public Accountant and holds a Master of Business Administration degree from Florida Institute of Technology.

     Jackie H. Holland has served as Vice President, Treasurer since August 1993. Mr. Holland served as Vice President and Chief Financial Officer of Oak Creek Homes, Inc. from 1989 to 1993. Before joining Oak Creek Homes, Inc., Mr. Holland held various financial and general management positions with Palm Harbor Homes, Inc. from 1978 to 1989 and Redman Homes, Inc. from 1970 to 1978. Mr. Holland holds a Bachelor of Science in Accounting degree from the University of North Alabama.

     William O. Hunt has served as a Director of the Company since July 1994. Mr. Hunt is currently Chairman of the Board of Intellicall, Inc., a diversified telecommunications company providing products and services to pay telephone networks on a worldwide basis. Mr. Hunt is also currently Chairman of the Board of Internet America, Inc. an Internet service provider. From 1992 to 1998, Mr. Hunt served as Chief Executive Officer of Intellicall, Inc. From 1990 to 1996, Mr. Hunt served as Chairman or Vice Chairman of the Board and director of Hogan Systems, Inc., a designer of integrated online application software products for financial institutions. He is also a director of Dr. Pepper Bottling Holdings, Inc., Optel, Inc. and Mobility Electronics, Inc.

     Jack L. McDonald has served as a Director of the Company since September 1994. Since September 1997, Mr. McDonald has served as Chief Executive Officer of New Millennium Homes, Inc., a land development home building company. From 1986 to 1997, Mr. McDonald was self-employed as a business consultant. From 1978 to 1986, Mr. McDonald served as President and Chief Operating Officer of Centex Corporation, a corporation involved in the home-building, cement, oil and gas and general construction industries.

     Millard E. Barron has served as a Director of the Company since July 1999. He is currently President, CEO and a Director of Payless Cashways, Inc., a retail hardware chain, a position he has held since June 1998. From 1996 to 1998, Mr. Barron served as Executive Vice President of Hudson's Bay Company and President of Zellers, Inc., one of its subsidiaries, both of which are retail consumer goods chains. In addition, Mr. Barron has held various senior management positions with Wal-Mart Stores, Inc. from 1992 to 1996 and with Hills Department Stores, Inc. from 1971 to 1992. Mr. Barron holds a Bachelor of Science in Business Administration degree from Morris Harvey College.

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Executive Compensation -- Report of the Board of Directors on Executive Compensation and -- Stock Performance Chart" is incorporated by reference herein.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

             Report of Independent Auditors

             Consolidated Balance Sheets as of May 31, 1999 and June 30, 2000

             Consolidated Statements of Operations for the years ended May 31, 1998, May 31, 1999, June 30, 2000 and the one month ended June 30, 1999

             Consolidated Statements of Shareholders' Equity for the years ended May 31, 1998, May 31, 1999, June 30, 2000 and the one month ended June 30, 1999

             Consolidated Statements of Cash Flows for the years ended May 31, 1998, May 31, 1999, June 30, 2000 and the one month ended June 30, 1999

             Notes to the Consolidated Financial Statements

        (2) SUPPLEMENTARY SCHEDULE TO FINANCIAL STATEMENTS

             Schedule II -- Valuation and Qualifying Accounts

        (3) EXHIBITS

             The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of Item 14

     (B) REPORTS ON FORM 8-K

          None

     (C) EXHIBITS

  EXHIBIT                                                         REPORT WITH WHICH
    NO.                   DESCRIPTION                             EXHIBIT WAS FILED
  -------                 -----------                             -----------------
     2.4    Third Amendment to the Stock Purchase      September 1999, Form 10-Q
            and Plan of Reorganization, dated
            September 30, 1999, among American
            Homestar Corporation, R-Anell Custom
            Homes, Inc., Gold Medal Homes, Inc.,
            Gold Medal Homes of North Carolina, Inc.
            and certain security holders of R-Anell
            Custom Homes, Inc., Gold Medal Homes,
            Inc., and Gold Medal Homes of North
            Carolina, Inc.
     3.1    Restated Articles of Incorporation of      S-1 Registration Statement No. 33-78630
            American Homestar Corporation.
     3.2    Articles of Amendment to the Restated      August 1999, Form 10-K
            Articles of Incorporation.
     3.3    Amended and Restated Bylaws of American    S-1 Registration Statement No. 33-78630
            Homestar Corporation.
     4.1    Form of certificate evidencing ownership   S-1 Registration Statement No. 33-78630
            of Common Stock of American Homestar
            Corporation.
    10.1    Note Purchase Agreement, 8.32% Senior      August 1997, Form 10-Q
            Unsecured Notes due July 7, 2007.
    10.2    Note Purchase Agreement, 7.25% Series A    November 1998, Form 10-Q
            and 7.14% Series B Senior Unsecured
            Notes due September 15, 2008.

  EXHIBIT                                                         REPORT WITH WHICH
    NO.                   DESCRIPTION                             EXHIBIT WAS FILED
  -------                 -----------                             -----------------
    10.3    Amended and Restated Securities Purchase   February 1999, Form 10-Q
            Agreement by and among Zaring National
            Corporation ("Zaring"), HomeMax, Inc.
            ("HomeMax"), HomeMax Operating
            Properties, L.L.C. ("HOP") and American
            Homestar Corporation dated as of March
            15, 1999.
    10.4    Securityholders Agreement by and among     February 1999, Form 10-Q
            Zaring, HomeMax, HOP and American
            Homestar Corporation dated March 15,
            1999.
    10.5    Promissory Note dated March 15, 1999 in    February 1999, Form 10-Q
            the original principal amount of
            $4,411,177 payable to Zaring.
    10.6    Management and Consulting Agreement by     February 1999, Form 10-Q
            and among Zaring, HomeMax and American
            Homestar Corporation dated March 15,
            1999.
    10.7    Nonqualified Stock Option Agreement,       February 1997, Form 10-Q
            dated November 15, 1996 between Finis F.
            Teeter and American Homestar
            Corporation.
    10.8    Nonqualified Stock Option Agreement,       February 1997, Form 10-Q
            dated November 15, 1996 between Laurence
            A. Dawson, Jr. and American Homestar
            Corporation.
    10.9    Amendment to Life Reinsurance Contract,    February 1997, Form 10-Q
            dated December 31, 1996, by and between
            Lifestar Reinsurance Limited and
            American Bankers Life Assurance Company
            of Florida.
   10.10    Amendment to The Associates (formerly      November 1996, Form 10-Q
            Ford Finance Company, Inc.) Inventory
            Financing Agreement.
   10.11    Employment Agreement dated November 15,    February 1997, Form 10-Q
            1996 by and between American Homestar
            Corporation and Laurence A. Dawson, Jr.
   10.12    Employment Agreement dated November 15,    February 1997, Form 10-Q
            1996 by and between American Homestar
            Corporation and Finis F. Teeter.
   10.13    Employment Agreement dated September 15,   August 1998, Form 10-Q
            1998 by and between American Homestar
            Corporation and Craig A. Reynolds.
   10.14    Employment Agreement dated September 15,   August 1998, Form 10-Q
            1998 by and between American Homestar
            Corporation and Charles N. Carney, Jr.
   10.15    Employment Agreement dated July 10, 1997   August 1997, Form 10-Q
            by and between American Homestar
            Corporation and Ronald McCaslin.
   10.16    Employment Agreement dated April 1, 2000   Filed herewith
            by and between American Homestar
            Corporation and Ronald McCaslin.
   10.17    Separation Agreement dated August 18,      Filed herewith
            2000 by and between American Homestar
            Corporation and Lawrence A. Dawson, Jr.

  EXHIBIT                                                         REPORT WITH WHICH
    NO.                   DESCRIPTION                             EXHIBIT WAS FILED
  -------                 -----------                             -----------------
   10.18    The Company's Market Capitalization        1998 Definitive Proxy Statement
            Enhancement Stock Option Plan.
   10.19    The Company's 1994 Amended and Restated    1996 Definitive Proxy Statement
            Stock Compensation Plan.
   10.20    2000-B Amendment and Warrant Agreement     Filed herewith
            dated as of September 29, 2000 to 8.32%
            Senior Notes due 2007.
   10.21    Form of Warrant to Purchase Common Stock   Filed herewith
            dated September 29, 2000 issued to 8.32%
            Senior Noteholders.
   10.22    Stock Purchase Agreement by and between    Filed herewith
            the Company, 21st Century Mortgage
            Corporation and XXI Holding Co., Inc.
            dated June 28, 2000.
      11    None
      12    None
      13    None
      16    None
      18    None
      21    List of Subsidiaries                       Filed herewith
      22    None
      23    Consent of KPMG LLP                        Filed herewith
      24    None
      27    Financial Data Schedule                    Filed herewith
      99    None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN HOMESTAR CORPORATION

Date: October 11, 2000                                         By: /s/ DALE V. KESLER
                                                  -------------------------------------------------
                                                                   Dale V. Kesler,
                                                                  Interim President

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                 /s/ FINIS F. TEETER                   Chairman of the Board and       October 11, 2000
-----------------------------------------------------    Director
                   Finis F. Teeter

                 /s/ DALE V. KESLER                    Interim President, Chief        October 11, 2000
-----------------------------------------------------    Executive Officer and
                   Dale V. Kesler                        Director (Principal
                                                         Executive Officer)

                /s/ CRAIG A. REYNOLDS                  Executive Vice President,       October 11, 2000
-----------------------------------------------------    Chief Financial Officer, and
                  Craig A. Reynolds                      Secretary (Principal
                                                         Financial and Accounting
                                                         Officer)

             /s/ CHARLES N. CARNEY, JR.                Executive Vice President and    October 11, 2000
-----------------------------------------------------    Director
               Charles N. Carney, Jr.

               /s/ RONALD E. MCCASLIN                  Executive Vice President and    October 11, 2000
-----------------------------------------------------    Director
                 Ronald E. McCaslin

                 /s/ WILLIAM O. HUNT                   Director                        October 11, 2000
-----------------------------------------------------
                   William O. Hunt

                /s/ JACK L. MCDONALD                   Director                        October 11, 2000
-----------------------------------------------------
                  Jack L. McDonald

                /s/ MILLARD E. BARRON                  Director                        October 11, 2000
-----------------------------------------------------
                  Millard E. Barron

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Balance Sheets as of May 31, 1999 and June 30,
  2000......................................................   F-3
Consolidated Statements of Operations for the years ended
  May 31, 1998, May 31, 1999,
  June 30, 2000 and the one month ended June 30, 1999.......   F-4
Consolidated Statements of Shareholders' Equity for the
  years ended May 31, 1998,
  May 31, 1999, June 30, 2000 and the one month ended June
  30, 1999..................................................   F-5
Consolidated Statements of Cash Flows for the years ended
  May 31, 1998, May 31, 1999,
  June 30, 2000 and the one month ended June 30, 1999.......   F-6
Notes to Consolidated Financial Statements..................   F-7
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................  F-26

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Homestar Corporation and subsidiaries as of May 31, 1999 and June 30, 2000, and the results of their operations and their cash flows for each of the years ended May 31, 1998, May 31, 1999, June 30, 2000 and the one month ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ KPMG LLP

Houston, Texas
August 14, 2000, except as to Notes 1 and 8
which are as of October 11, 2000

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                MAY 31,        JUNE 30,
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash......................................................  $  6,865,000   $ 12,891,000
  Short term investments....................................            --        750,000
  Cash in transit from financial institutions...............    44,414,000     29,929,000
                                                              ------------   ------------
         Total cash and cash equivalents....................    51,279,000     43,570,000
  Inventories, net..........................................   118,681,000     90,481,000
  Accounts receivable.......................................    48,965,000     37,814,000
  Manufacturer incentives receivable........................       543,000        381,000
  Deferred tax assets.......................................     4,488,000      9,111,000
  Prepaid expenses and other current assets.................    12,925,000      6,306,000
                                                              ------------   ------------
         Total current assets...............................   236,881,000    187,663,000
Property, plant and equipment, net..........................    94,826,000     86,079,000
Goodwill (net of accumulated amortization of $11,403,000 and
  $3,928,000, respectively).................................    87,324,000     64,339,000
Investment in affiliates....................................     8,610,000      4,319,000
Restricted cash -- insurance deposit........................            --      1,156,000
Deferred tax assets.........................................            --      6,642,000
Other assets................................................    11,675,000     12,035,000
                                                              ------------   ------------
                                                              $439,316,000   $362,233,000
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable and capital lease...  $  3,086,000   $  2,399,000
  Floor plan payable, net of participations.................    86,671,000     85,048,000
  Accounts payable..........................................    36,391,000     28,873,000
  Accrued expenses..........................................    41,406,000     22,601,000
  Accrued warranty costs....................................     8,368,000      8,749,000
                                                              ------------   ------------
         Total current liabilities..........................   175,922,000    147,670,000
Notes payable and capital lease, less current
  installments..............................................   126,728,000    120,729,000
Deferred tax liabilities....................................       362,000             --
Other liabilities...........................................            --        125,000
Minority interest in consolidated subsidiaries..............       839,000        807,000
Shareholders' equity:
  Preferred stock, no par value; authorized 5,000,000
    shares; 509,167 shares issued
    and outstanding.........................................            --      6,110,000
  Common stock, $0.05 par value; authorized 50,000,000
    shares; issued and outstanding 18,412,900 and 18,423,707
    shares, respectively....................................       921,000        921,000
  Additional paid-in capital................................    62,472,000     62,519,000
  Retained earnings.........................................    72,072,000     23,352,000
                                                              ------------   ------------
         Total shareholders' equity.........................   135,465,000     92,902,000
Commitments and contingencies
                                                              ------------   ------------
                                                              $439,316,000   $362,233,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED
                                        ------------------------------------------    ONE MONTH
                                                  MAY 31,                               ENDED
                                        ---------------------------     JUNE 30,      JUNE 30,
                                            1998           1999           2000          1999
                                        ------------   ------------   ------------   -----------
Revenues:
  Net sales...........................  $481,947,000   $612,086,000   $532,634,000   $49,272,000
  Other revenues......................    31,992,000     41,957,000     41,402,000     3,493,000
                                        ------------   ------------   ------------   -----------
          Total revenues..............   513,939,000    654,043,000    574,036,000    52,765,000
                                        ------------   ------------   ------------   -----------
Costs and expenses:
  Cost of sales.......................   381,435,000    477,717,000    446,378,000    40,214,000
  Selling, general and
     administrative...................    91,772,000    134,682,000    153,769,000    12,487,000
  Restructuring charges, goodwill and
     asset impairments................            --             --     22,097,000            --
  Acquisition costs...................     2,425,000             --             --            --
                                        ------------   ------------   ------------   -----------
          Total costs and expenses....   475,632,000    612,399,000    622,244,000    52,701,000
                                        ------------   ------------   ------------   -----------
          Operating income (loss).....    38,307,000     41,644,000    (48,208,000)       64,000
Interest expense......................    (7,382,000)   (13,845,000)   (18,366,000)   (1,487,000)
Other income (expense)................       (50,000)       110,000       (566,000)       19,000
                                        ------------   ------------   ------------   -----------
  Income (loss) before items shown
     below............................    30,875,000     27,909,000    (67,140,000)   (1,404,000)
Income tax expense (benefit)..........    13,546,000     11,472,000    (20,141,000)     (462,000)
                                        ------------   ------------   ------------   -----------
  Income (loss) before items shown
     below............................    17,329,000     16,437,000    (46,999,000)     (942,000)
Earnings (losses) in affiliates.......     1,211,000      1,602,000       (350,000)       49,000
Minority interests....................      (223,000)       (98,000)      (242,000)      (20,000)
                                        ------------   ------------   ------------   -----------
  Income (loss) before items shown
     below............................    18,317,000     17,941,000    (47,591,000)     (913,000)
Extraordinary item (net of income tax
  benefit of $412,000)................      (634,000)            --             --            --
                                        ------------   ------------   ------------   -----------
          Net income (loss)...........  $ 17,683,000   $ 17,941,000   $(47,591,000)  $  (913,000)
                                        ============   ============   ============   ===========
Earnings (loss) per share -- basic:
  Income (loss) before extraordinary
     item.............................  $       1.07   $       1.00   $      (2.59)  $     (0.05)
  Extraordinary item, net of income
     tax
     benefit..........................         (0.04)            --             --            --
                                        ------------   ------------   ------------   -----------
          Net income (loss) per
            share.....................  $       1.03   $       1.00   $      (2.59)  $     (0.05)
                                        ============   ============   ============   ===========
Earnings (loss) per share -- diluted:
  Income (loss) before extraordinary
     item.............................  $       1.01   $       0.96   $      (2.59)  $     (0.05)
  Extraordinary item, net of income
     tax
     benefit..........................         (0.03)            --             --            --
                                        ------------   ------------   ------------   -----------
          Net income (loss) per
            share.....................  $       0.98   $       0.96   $      (2.59)  $     (0.05)
                                        ============   ============   ============   ===========

          See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 PREFERRED STOCK           COMMON STOCK        ADDITIONAL                       TOTAL
                               --------------------   ----------------------     PAID-IN       RETAINED     SHAREHOLDERS'
                               SHARES      VALUE        SHARES     PAR VALUE     CAPITAL       EARNINGS        EQUITY
                               -------   ----------   ----------   ---------   -----------   ------------   -------------
BALANCES AT MAY 31, 1997.....       --           --   16,946,000   $848,000    $39,735,000   $ 37,126,000   $ 77,709,000
Exercise of stock options....       --           --       91,000      4,000        784,000             --        788,000
Conforming of fiscal year
  ends.......................       --           --           --         --             --       (678,000)      (678,000)
Stock issued for
  acquisitions...............       --           --      238,000     12,000      2,949,000             --      2,961,000
Net income...................       --           --           --         --             --     17,683,000     17,683,000
                               -------   ----------   ----------   --------    -----------   ------------   ------------
BALANCES AT MAY 31, 1998.....       --           --   17,275,000    864,000     43,468,000     54,131,000     98,463,000
Exercise of stock options....       --           --      140,000      7,000        671,000             --        678,000
Stock issued for
  acquisitions...............       --           --      998,000     50,000     18,333,000             --     18,383,000
Net income...................       --           --           --         --             --     17,941,000     17,941,000
                               -------   ----------   ----------   --------    -----------   ------------   ------------
BALANCES AT MAY 31, 1999.....       --           --   18,413,000    921,000     62,472,000     72,072,000    135,465,000
Exercise of stock options....       --           --        4,000         --         12,000             --         12,000
Net loss.....................       --           --           --         --             --       (913,000)      (913,000)
                               -------   ----------   ----------   --------    -----------   ------------   ------------
BALANCES AT JUNE 30, 1999....       --           --   18,417,000    921,000     62,484,000     71,159,000    134,564,000
Exercise of stock options....       --           --        7,000         --         35,000             --         35,000
Issuance of preferred
  stock......................  509,167    6,110,000           --         --             --             --      6,110,000
Payment of preferred stock
  dividends..................       --           --           --         --             --       (216,000)      (216,000)
Net loss.....................       --           --           --         --             --    (47,591,000)   (47,591,000)
                               -------   ----------   ----------   --------    -----------   ------------   ------------
BALANCES AT JUNE 30, 2000....  509,167   $6,110,000   18,424,000   $921,000    $62,519,000   $ 23,352,000   $ 92,902,000
                               =======   ==========   ==========   ========    ===========   ============   ============

          See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED
                                                           --------------------------------------------    ONE MONTH
                                                                      MAY 31,                                ENDED
                                                           -----------------------------     JUNE 30,       JUNE 30,
                                                               1998            1999            2000           1999
                                                           -------------   -------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)......................................  $  17,683,000   $  17,941,000   $(47,591,000)  $   (913,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization........................      5,634,000      10,069,000     16,493,000      1,171,000
    Minority interests in income of consolidated
      subsidiaries.......................................        223,000          98,000        (43,000)        20,000
    Loss on sale of affiliate............................             --              --        246,000             --
    Earnings (losses) in affiliates......................     (1,211,000)     (1,602,000)       350,000        (49,000)
    Restructuring charges, goodwill and asset
      impairments........................................             --              --     28,120,000             --
    Deferred taxes.......................................        163,000      (1,067,000)   (11,601,000)       (29,000)
    Extraordinary item...................................        634,000              --             --             --
    Conforming of year ends..............................       (678,000)             --             --             --
    Change in assets and liabilities, net of
      acquisitions:
      (Increase) decrease in receivables.................     (8,106,000)    (15,871,000)    14,999,000     (3,686,000)
      (Increase) decrease in inventories.................     (6,016,000)    (26,798,000)    32,550,000     (4,350,000)
      (Increase) decrease in prepaid expenses and other
        current assets...................................     (5,726,000)     (2,337,000)     5,554,000      1,065,000
      Increase in other assets...........................       (636,000)     (2,783,000)       (56,000)      (304,000)
      Increase (decrease) in accounts payable............      5,924,000       4,692,000      1,058,000     (8,575,000)
      Increase (decrease) in accrued expenses and other
        liabilities......................................      9,364,000      (1,944,000)   (24,606,000)     6,207,000
                                                           -------------   -------------   ------------   ------------
        Net cash provided by (used in) operating
          activities.....................................     17,252,000     (19,602,000)    15,473,000     (9,443,000)
                                                           -------------   -------------   ------------   ------------
Cash flows from investing activities:
  Payment for purchase of acquisitions, net of cash
    acquired.............................................     (2,812,000)    (38,368,000)      (958,000)            --
  Net proceeds from sale of investment affiliate.........             --              --      4,012,000             --
  Purchases of property, plant and equipment.............    (14,715,000)    (28,512,000)    (8,850,000)    (1,608,000)
                                                           -------------   -------------   ------------   ------------
        Net cash used in investing activities............    (17,527,000)    (66,880,000)    (5,796,000)    (1,608,000)
                                                           -------------   -------------   ------------   ------------
Cash flows from financing activities:
  Participation in floor plan payable....................    (20,657,000)    (13,212,000)    20,402,000     12,417,000
  Borrowings under floor plan payable....................    168,093,000     239,855,000    157,830,000     17,870,000
  Repayments of floor plan payable.......................   (160,891,000)   (195,795,000)  (189,123,000)   (21,020,000)
  Proceeds from long-term debt borrowings................     61,000,000      52,998,000      1,630,000             --
  Principal payments of long-term debt...................    (35,265,000)     (2,904,000)    (4,386,000)      (630,000)
  Increase in restricted cash............................             --              --     (1,156,000)            --
  Payment of preferred stock dividends...................             --              --       (216,000)            --
  Exercise of stock options..............................        788,000         678,000         35,000         12,000
                                                           -------------   -------------   ------------   ------------
        Net cash provided by (used in) financing
          activities.....................................     13,068,000      81,620,000    (14,984,000)     8,649,000
                                                           -------------   -------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents.....     12,793,000      (4,862,000)    (5,307,000)    (2,402,000)
Cash and cash equivalents at beginning of year...........     43,348,000      56,141,000     48,877,000     51,279,000
                                                           -------------   -------------   ------------   ------------
Cash and cash equivalents at end of year.................  $  56,141,000   $  51,279,000   $ 43,570,000   $ 48,877,000
                                                           =============   =============   ============   ============
Supplemental Cash Flow Information
  Income taxes paid......................................  $  11,721,000   $  13,299,000   $  1,073,000   $    778,000
  Interest paid..........................................      6,747,000      14,218,000     17,851,000        249,000
                                                           =============   =============   ============   ============
Supplemental Non-cash Investing and Financing Activities
  Purchase of property, plant and equipment through the
    issuance of notes payable............................  $   2,020,000   $   1,418,000   $         --   $         --
                                                           =============   =============   ============   ============

          See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) LIQUIDITY

     During the past thirteen month period, American Homestar Corporation has experienced substantial losses, significant components of which are non-cash and are typically non-recurring items. The Company's business plan for fiscal 2001 indicates that although the losses will be diminishing during the year, a sizable loss is expected for fiscal 2001. As more fully discussed in note 3, during fiscal 2000 management restructured American Homestar Corporation's business in response to industry-wide over capacity and excess supply conditions. Fiscal 2000 results of operations were impacted by approximately $44 million (pretax) as a result of decisions and actions taken pursuant to the restructuring of the retail and manufacturing operations.

     Management believes that American Homestar Corporation will have adequate debt financing availability, see note 8, and will have sufficient liquidity throughout fiscal 2001 to support continued operations. The full impact of the restructuring efforts is not expected until the fourth quarter of fiscal 2001. Management's assessment of its liquidity and ability to sustain operations is based on certain assumptions regarding industry and economic conditions. There is no assurance that American Homestar Corporation's liquidity will not be impacted by unforeseen conditions.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and General

     The consolidated financial statements include the accounts of American Homestar Corporation and its majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     In May 1999, the Board of Directors voted to change the Company's fiscal year end from May 31 to June 30 to be effective for the year beginning July 1, 1999. Such change was subject to Internal Revenue Service approval, which was received on August 31, 1999. Accordingly, the Company is including the financial information for the one month ended June 30, 1999 (the transition period) in this annual report on Form 10-K for the fiscal year ended June 30, 2000. This new fiscal year will allow the Company to conform its quarterly reporting periods to those predominantly used in its industry.

     The Company owns a 50% interest in a joint venture, Homestar 21st, LLC and 25% of the outstanding common stock of HomeMax, Inc. ("HomeMax"), which are accounted for under the equity method of accounting.

  Nature of Operations

     The Company is a vertically integrated manufactured housing company. As of June 30, 2000, the Company manufactured a wide variety of manufactured homes from its eleven manufacturing facilities which are sold through 111 Company-owned retail sales centers in Texas, North Carolina, Alabama, Louisiana, New Mexico, Oklahoma, Colorado, Mississippi, Tennessee, Arkansas, Washington, South Carolina, Kentucky and Oregon as well as a network of retail franchisees and independent dealers. In addition, the Company facilitates installment financing by purchasers of manufactured homes from its retail sales centers. The Company also offers retail customers, through both its Company-owned retail sales centers and certain independent retailers, a variety of insurance products, including property casualty insurance, credit life insurance and extended warranty coverage.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

  Revenue Recognition

     Retail sales are recognized when cash payment is received, or in the case of credit sales (which represent the majority of the Company's retail sales), when a down payment is received and the Company and the customer enter into an installment sales contract which is accepted by a financing company. The Company manufactures its homes based on dealer orders; sales to independent dealers are recognized as revenue when the following criteria are met: (i) there is a firm retail commitment from the dealer, (ii) there is a financial commitment (i.e. an approved floor plan source, cash or cashiers check received in advance), (iii) the home is completely finished and ready for shipment, (iv) the home is invoiced and (v) the home has either been shipped or paid for within the Company's standard payment terms. Almost all the Company's sales to dealers are financed through the dealer's floor plan financing arrangements. Dealers are not permitted to cancel purchases without penalty once the manufacturing process commences.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

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

  Accrued Warranty and Service Costs

     The Company makes a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in cost of sales in the consolidated statements of operations. For the years ended May 31, 1998, May 31, 1999 and June 30, 2000 and the one month ended June 30, 1999, warranty and service costs were $18,009,000, $23,331,000, $27,741,000 and $1,984,000, respectively -- also see note 3.

  Earnings per Share

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. A reconciliation of such earnings per share for the years ended May 31, 1998, May 31, 1999 and June 30, 2000, and the one-month ended June 30, 1999 is as follows:

                                                                                  PER
                                                                                 SHARE
                                                       INCOME        SHARES     AMOUNTS
                                                    ------------   ----------   -------
MAY 31, 1998
Basic EPS
Net income........................................  $ 17,683,000   17,196,426   $ 1.03
                                                                                ======
Effects of dilutive securities -- options.........                    938,966
                                                                   ----------
Diluted EPS.......................................  $ 17,683,000   18,135,392   $ 0.98
                                                    ============   ==========   ======
MAY 31, 1999
Basic EPS
Net income........................................  $ 17,941,000   17,931,850   $ 1.00
                                                                                ======
Effects of dilutive securities -- options.........                    736,659
                                                                   ----------
Diluted EPS.......................................  $ 17,941,000   18,668,509   $ 0.96
                                                    ============   ==========   ======

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                                                                                  PER
                                                                                 SHARE
                                                       INCOME        SHARES     AMOUNTS
                                                    ------------   ----------   -------
JUNE 30, 1999
Basic and diluted EPS
Net loss..........................................  $   (913,000)  18,415,875   $(0.05)
                                                    ============   ==========   ======
JUNE 30, 2000
Net loss..........................................  $(47,591,000)  18,423,707
Preferred stock dividends.........................      (216,000)
                                                    ------------
Basic and diluted available to common
  shareholders....................................  $(47,807,000)  18,423,707   $(2.59)
                                                    ============   ==========   ======

     At June 30, 1999 and June 30, 2000, potentially dilutive outstanding stock options were 170,416 and 12,115 shares, respectively. These potentially dilutive options were not included in the loss per share calculation for the one month ended June 30, 1999 and the year ended June 30, 2000 as their effect would be anti-dilutive due to the net loss incurred in the respective periods.

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

  Cash Equivalents

     Cash equivalents consist of short-term investments with an original maturity of three months or less, money market accounts and cash in transit from financial institutions. Cash in transit from financial institutions presents no risk to the Company regarding collectibility and is typically collected within 90 days. In addition, the Company has never experienced a loss because of a failure to collect amounts due from these financial institutions. Approximately 67% and 55% of the cash in transit from financial institutions balance at May 31, 1999 and June 30, 2000, respectively, is due from three lenders, of which 24% and 8% respectively, is due from the Company's former mortgage affiliate, 21st Century.

  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedging exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedging effectiveness, as well as the ineffective portion of the gain or loss, is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

     SFAS 133, as amended by SFAS 137 and SFAS 138, is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2001. The Company has not determined the impact that SFAS 133 will have on the financial statements and believes that the determination will not be meaningful until closer to the date of initial adoption.

     FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), interprets and provides guidance on certain stock compensation issues covered by APB Opinion No. 25. Specifically, FIN 44 addresses the situations in which variable plan accounting is required for stock option plans and how to apply the related variable accounting provisions. The Company does not expect the impact of this pronouncement to be significant to the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB"), No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to selected revenue recognition issues. It is understood that the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes the Company's revenue recognition practices, it is required to adopt SAB No. 101 no later than the quarter beginning April 1, 2001, with any cumulative effect adjustment as of July 1, 2000. The Company can not determine the potential impact that SAB No. 101 may have on our consolidated financial position or results of operations at this time. Additionally, the Company has not determined if it will adopt SAB No. 101 early.

  Reclassifications

     Certain prior years' amounts have been reclassified to conform to classifications used in fiscal 2000.

(3) RESTRUCTURING CHARGES, GOODWILL AND ASSET IMPAIRMENTS

     In response to industry conditions, the Company throughout fiscal 2000 thoroughly reviewed its operating structure. Losses incurred in certain of its retail sales centers and diminishing profitability in its manufacturing operations were the apparent result of industry-wide over capacity and excess new home inventory levels and a cyclically ill-timed expansion by the Company into non-core markets (outside of the core southwest base of operations) over the period of three years.

     As a result of the current industry downturn, the Company made decisions to close and idle two manufacturing plants in the first and third quarters of fiscal 2000. In the fourth quarter of fiscal 2000, another manufacturing plant was idled and a significant restructuring of the Company's retail operations announced. The restructuring plan calls for conversion of non-core retail sales centers from Company-owned to franchise operations or closure if conversion is not possible. Concurrent with the retail restructuring, the Company evaluated the ability of two North Carolina entities (First Value and NC Homes) to produce sufficient cash flows to support the carrying value of associated intangible and long-term assets.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     This year-long review of the Company's operations resulted in the following special pre-tax charges that are reflected in a variety of captions within the Company's consolidated statement of operations for the year ended June 30, 2000:

                             MANUFACTURING         RETAIL         IMPAIRMENT
                             RESTRUCTURINGS     RESTRUCTURING     EVALUATIONS        TOTAL
                             --------------     -------------     -----------     -----------
Cost of sales..............    $3,869,000(1)     $ 6,036,000(2)   $        --     $ 9,905,000
Selling, general and
  administrative...........            --                 --       11,573,000(3)   11,573,000
Restructuring costs,.......       970,000(4)       1,733,000(5)            --
  goodwill write-off,......            --         14,639,000(6)            --
  and long-term asset
     impairments...........     1,908,000(7)       2,847,000(8)            --      22,097,000
                               ----------        -----------      -----------     -----------
                               $6,747,000        $25,255,000      $11,573,000     $43,575,000
                               ==========        ===========      ===========     ===========

---------------
(1) Special warranty and repossession loss accruals established for manufacturing markets as well as inventory write-downs related to manufacturing plants that were closed or idled during the first, third and fourth quarter of fiscal 2000.
(2) Inventory write-downs from sales centers scheduled to be converted to franchise operations or closed if conversion is not possible.
(3) Impairment of goodwill related to the North Carolina retail operations (First Value and NC Homes).
(4) Severance obligations related to manufacturing plants closed or idled during fiscal 2000.
(5) Expected severance obligations and unfavorable operating lease commitments for retail sales centers subject to the restructuring plan.
(6) Goodwill associated with retail sales centers scheduled to be converted or closed.
(7) Fair value adjustment to property held for sale related to the closure of the Vicksburg manufacturing plant.
(8) Asset impairments related to retail sales centers that are subject to conversion or disposal.

     The Company expects to complete its restructuring of the retail operations by the fourth quarter of fiscal 2001.

     During fiscal 2000, the plants that were either closed or idled contributed $40.0 million in revenues and had an operating loss of $5.1 million. During fiscal 2000, the retail sales centers affected by the retail restructuring contributed $65.3 million in revenues and had an operating loss of $7.8 million. Approximately 910 employees were affected by the manufacturing facilities closing and idling and the retail restructuring.

(4) ACQUISITIONS

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

     On September 14, 1998, the Company completed the acquisition of DWP Management, Inc. ("DWP") and its related companies, Value Homes, Inc., Value Mobile Homes, Inc. of Washington, Premiere Manufactured Homes, Inc., Premiere Manufactured Homes, Inc. of Washington, Park Place Homes, Inc., Kilroy's M. H., Inc. and Premiere Homes of Moses Lake, Inc. which operated six retail sales centers in Washington, Oregon and New Mexico. The previous owner retained a 20% interest in the newly formed corporations, Pacific Northwest Homes, Inc. and Pacific II Northwest Homes, Inc. The results of the acquired

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES operations of DWP have been included with those of the Company effective September 1, 1998. The excess purchase price over the estimated fair value of the net assets acquired as of the acquisition date of $11.9 million has been recorded as goodwill and is being amortized over 25 years. The original purchase price was subject to adjustments based on the actual net worth of the companies acquired as of December 31, 1998. As a result, the original purchase price was reduced by $612,000 which also reflected a retroactive adjustment to the note payable. The Company believes it may be entitled to further purchase price adjustments and has determined that it has a right of offset against the note payable for any such reductions. Further purchase price adjustments, if any, will be accounted for as a reduction of goodwill with a corresponding reduction in the note payable and/or the common stock given as part of the initial purchase.

     On February 8, 2000, the Company entered into a settlement agreement with DWP Management, Inc. ("DWP") and Dean W. Pollman, pursuant to which, among other things, the Company acquired the remaining 20% interest in Pacific Northwest Homes, Inc. As part of this settlement, the Company's $3.3 million promissory note to DWP was cancelled and DWP and its affiliates purchased the personal property and certain new and used home inventory of two retail sales centers from the Company. Consideration paid by the Company for the remaining 20% interest included $690,000 in cash as well as $1.6 million (134,167 shares) of Series A Stock. Each share of Series A Stock is: (i) entitled to receive dividends at a rate equal to seven and one-half percent (7 1/2%) per annum; (ii) is generally non-voting; and (iii) is entitled to a liquidation preference. In addition, each share of Series A Stock is convertible into one share of Common Stock from April 2, 2001 to October 1, 2001. After October 1, 2001, each share of Series A Stock is convertible into shares of Common Stock equal to the greater of: (1) one share of Common Stock; or (2) the number of shares of Common Stock equal to the quotient obtained by dividing $12.00 by the average closing price of the Common Stock.

     On December 29, 1998, the Company completed the acquisition of R-Anell Custom Homes, Inc. and its related manufacturing companies, Gold Medal Homes, Inc. and Gold Medal Homes of North Carolina, Inc. (collectively, "R-Anell") for $32.6 million. R-Anell produces manufactured and modular homes in three facilities located in North Carolina and sells its homes through approximately 100 independent and Company-owned retail sales centers located primarily in North Carolina, South Carolina and Virginia. The results of the acquired operations of R-Anell have been included with those of the Company from the date of acquisition. The excess purchase price over the estimated fair value of net assets acquired as of the acquisition date of $29.5 million has been recorded as goodwill and is being amortized over 40 years.

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

     In March 1999, the Company acquired 25% of the outstanding common stock of HomeMax from Zaring National Corporation ("Zaring") in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES pursuant to which the Company will manage the HomeMax operations. In addition the Company, Zaring and HomeMax entered a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates eleven retail sales centers in North Carolina, South Carolina and Kentucky.

     The pro forma effects related to the First Value, DWP and R-Anell acquisitions are not significant.

(5) INVENTORIES

     A summary of inventories follows:

                                                              MAY 31,       JUNE 30,
                                                                1999          2000
                                                            ------------   -----------
Manufactured homes:
  New.....................................................  $ 82,564,000   $68,390,000
  Used....................................................     9,179,000     5,252,000
Furniture and supplies....................................    10,176,000    10,770,000
Raw materials and work-in-process.........................    16,762,000    10,678,000
                                                            ------------   -----------
                                                             118,681,000    95,090,000
Inventory valuation reserve...............................            --    (4,609,000)
                                                            ------------   -----------
                                                            $118,681,000   $90,481,000
                                                            ============   ===========

     Substantially all the Company's new and used manufactured homes were pledged as collateral against its floor plan credit facility (see note 8).

(6) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                 USEFUL       MAY 31,        JUNE 30,
                                                 LIVES          1999           2000
                                               ----------   ------------   ------------
Land.........................................          --   $  9,684,000   $  9,286,000
Land improvements............................    15 years        135,000      1,508,000
Buildings....................................  5-30 years     46,749,000     50,182,000
Machinery and equipment......................  5-10 years     12,905,000     11,130,000
Furniture and equipment......................     5 years     12,301,000     12,737,000
Vehicles.....................................     3 years      2,324,000      2,267,000
Leasehold improvements.......................  5-13 years     26,374,000     26,646,000
Construction in progress.....................          --      5,854,000        927,000
                                                            ------------   ------------
                                                             116,326,000    114,683,000
Assets to be disposed of.....................          --      2,920,000      3,056,000
Less accumulated depreciation and
  amortization...............................                 24,420,000     31,660,000
                                                            ------------   ------------
                                                            $ 94,826,000   $ 86,079,000
                                                            ============   ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

(7) OTHER ASSETS

     A summary of other assets follows:

                                                               MAY 31,      JUNE 30,
                                                                1999          2000
                                                             -----------   -----------
Notes receivable...........................................  $ 4,226,000   $ 6,508,000
Dealer receivable..........................................    3,254,000     1,362,000
Deposits and prepaid expenses..............................    2,193,000     2,072,000
Debt issue costs...........................................    1,087,000     1,255,000
Net cash surrender value of company-owned life insurance...      108,000       182,000
Other......................................................      807,000       656,000
                                                             -----------   -----------
                                                             $11,675,000   $12,035,000
                                                             ===========   ===========

     Of the $6,508,000 notes receivable balance at June 30, 2000, $4,000,000 is a note receivable from an affiliated company (see note 4).

(8) NOTES AND FLOOR PLAN PAYABLE

     The Company has a $125 million floor plan credit facility with Associates Housing Finance LLC. ("Associates") to finance a major portion of its manufactured home inventory until such inventory is sold and contract proceeds are received. Amounts outstanding under the credit facility bear interest at prime less 0.50% (9% at June 30, 2000) with the Company's participations in the credit facility earning interest at prime less 1.50% (8.00% at June 30, 2000). The floor plan debt is secured by substantially all of the Company's manufactured home inventory and cash in transit from financial institutions. The Company may increase or decrease the participation at any time and may require Associates to re-purchase all of its participation. In January 2000, the Associates announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. The Company does however have an eighteen-month contract with the Associates to continue to provide floor plan financing which expires in July 2001.

     Amounts due under the floor plan credit facility follows:

                                                           MAY 31, 1999   JUNE 30, 2000
                                                           ------------   -------------
Floor plan payable.......................................  $140,993,000   $106,551,000
Participations in floor plan payable.....................   (54,322,000)   (21,503,000)
                                                           ------------   ------------
          Net floor plan payable.........................  $ 86,671,000   $ 85,048,000
                                                           ============   ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     A summary of notes payable follows:

                                                           MAY 31, 1999   JUNE 30, 2000
                                                           ------------   -------------
Senior notes payable to financial institutions in annual
  installments of $10,166,667 beginning July 10, 2002,
  plus interest at 8.32%, due July 10, 2007..............  $ 61,000,000   $ 61,000,000
Senior notes payable to financial institutions in annual
  installments of $10,200,000 beginning September 15,
  2004, plus interest at 7.24%, due September 15, 2008...    51,000,000     51,000,000
Industrial revenue bond payable to a county authority in
  quarterly installments of $135,000, plus interest at
  5.33%, due December 1, 2009............................     5,825,000      5,150,000
Notes payable in annual installments of $1,470,392, plus
  interest at prime, due March 15, 2002..................     4,411,000      2,941,000
Notes payable in one installment of $3,324,653, plus
  interest at 7.5%, due September 4, 2001, cancelled (see
  note 4)................................................     3,102,000             --
Note payable in annual installments of $500,000 with
  final payment of $383,000, plus interest at 7.5%, paid
  in June 2000...........................................       883,000             --
Various notes payable in monthly installments, including
  interest ranging from 5.25% to 10.5%, due through July
  2014; secured by certain real property.................     2,502,000      1,888,000
Other....................................................     1,091,000      1,149,000
                                                           ------------   ------------
          Total..........................................   129,814,000    123,128,000
Less current installments................................     3,086,000      2,399,000
                                                           ------------   ------------
          Notes payable, less current installments.......  $126,728,000   $120,729,000
                                                           ============   ============

     The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2000 follow:

2001...................................................  $  2,399,000
2002...................................................     2,480,000
2003...................................................    10,985,000
2004...................................................    10,916,000
2005...................................................    21,135,000
Thereafter.............................................    75,213,000
                                                         ------------
                                                         $123,128,000
                                                         ============

     On July 15, 1997, the Company completed the private placement of $61 million of 8.32% Senior Unsecured Notes with an average life of 7.5 years and a final maturity in July 2007. The Company used the net proceeds from this debt to repay approximately $25 million in existing secured bank indebtedness and approximately $6 million in secured debt of Brilliant Carriers, Inc. Consequently, the Company recorded an extraordinary loss of $634,000 (net of income tax benefit), which represents the write-off of unamortized debt issue costs as well as a prepayment penalty associated with the early repayment of the bank debt.

     On September 30, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5.0 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes require semi-annual interest payments and equal annual principal reductions beginning in 2004. Proceeds from the notes were used to fund acquisitions and expansions with the remainder used for general corporate purposes.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

     The Company's amended loan agreements related to the 8.32% Senior Unsecured Notes issued in July 1997 and the 7.25% Series A and 7.14% Series B Senior Unsecured Notes described above contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. The terms of the agreements, as amended during fiscal 2000, provide for quarterly, rather than semi-annual, payments of interest and for maintenance of certain financial covenants as well as possible increases in the interest rate based on levels of the fixed charge coverage ratio. Because of the operating losses reported by the Company during fiscal 2000, the Company would not have been in compliance with the fixed charge coverage requirement during fiscal 2000 had the noteholders not granted waivers of such technical defaults through September 29, 2000. In addition, based on actual charge coverage ratios, an additional 35, 60 and 125 basis points was added to the interest rate for the second, third and fourth quarter, respectively, of fiscal 2000.

     Subsequent to year end the Company reached agreement with the noteholders as to a temporary amendment, which covers the period from September 30, 2000 through, and including September 29, 2001. Under the terms of this amendment, the Company must meet certain financial performance and condition tests based on its fiscal 2001 Business Plan. The tests include meeting certain interest coverage ratios, the maintenance of minimum levels of net worth and limitations on the amount of net debt the Company may carry, expressed both in absolute terms and in relation to shareholders' equity. In exchange, the Company has agreed to additional quarterly interest payments of 1.75% per annum, above the stated rates on each note. An additional interest charge of 3.50% per annum will be accrued for the one-year amendment period. At September 30, 2001, the Company may elect to pay the additional 3.5% interest or add it to the principal balance of the original debt. In addition, the Company was required to grant warrants, which are exchangeable for common stock, beginning in January 2005. The warrants, which represent a total of 10% of the outstanding stock of the Company (plus warrants to purchase 10% of currently outstanding options and convertible securities, if the same are exercised or converted), are exercisable at the par value ($0.05 per share) of the common stock. The warrants also have anti-dilution protection and registration rights. While the warrants have yet to be valued, the Company estimates that all these changes will increase the effective cost of the senior notes from an original average rate of approximately 7.8% to an effective average rate of as much as 13.8%, adding approximately $6.7 million in interest charges for the period of the amendment, of which only $2.0 million represents a current cash cost. The Company is also required to hire a consultant or advisor during the one-year amendment period to assist in improving overall performance.

(9) INCOME TAXES

     The provision for income taxes related to operations in the consolidated statements of operations is summarized below:

                                                 YEARS ENDED
                                   ----------------------------------------   ONE MONTH
                                            MAY 31,                             ENDED
                                   -------------------------     JUNE 30,     JUNE 30,
                                      1998          1999           2000         1999
                                   -----------   -----------   ------------   ---------
Federal-current expense
  (benefit)......................  $11,191,000   $ 8,322,000   $ (7,834,000)  $      --
Federal-deferred expense
  (benefit)......................      134,000       877,000    (11,101,000)   (453,000)
State-current expense
  (benefit)......................    2,192,000     2,083,000       (706,000)         --
State-deferred expense
  (benefit)......................       29,000       190,000       (500,000)     (9,000)
                                   -----------   -----------   ------------   ---------
          Total..................  $13,546,000   $11,472,000   $(20,141,000)  $(462,000)
                                   ===========   ===========   ============   =========

     The Company files a consolidated return for federal tax purposes; accordingly, taxes at statutory rates are computed based on earnings before earnings in affiliates and minority interests. The provision for income taxes

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES related to operations varied from the amount computed by applying the U.S. federal statutory rate as a result of the following:

                                                 YEARS ENDED
                                   ----------------------------------------   ONE MONTH
                                            MAY 31,                             ENDED
                                   -------------------------     JUNE 30,      JUNE 30,
                                      1998          1999           2000          1999
                                   -----------   -----------   ------------   ----------
Computed "expected" tax expense
  (benefit)......................  $10,806,000   $ 9,768,000   $(23,499,000)  $(491,000)
State income tax, net of federal
  tax benefit....................    1,444,000     1,486,000       (784,000)      6,000
Nondeductible goodwill...........      273,000       524,000      3,207,000      15,000
Tax gain on sale of
  unconsolidated subsidiary......           --            --      1,330,000          --
Nondeductible pooling costs......      626,000            --             --          --
Other, net.......................      397,000      (306,000)      (394,000)      8,000
                                   -----------   -----------   ------------   ---------
          Total..................  $13,546,000   $11,472,000   $(20,141,000)  $(462,000)
                                   ===========   ===========   ============   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               MAY 31,      JUNE 30,
                                                                 1999         2000
                                                              ----------   -----------
Current deferred taxes:
  Uniform capitalization of interest........................  $  501,000   $   599,000
  Inventory reserve.........................................          --     2,521,000
  Allowance for doubtful accounts...........................          --       615,000
  Liabilities not deductible until paid.....................   4,081,000     7,732,000
  Restructuring accrual.....................................          --     1,989,000
  Net operating loss carryforward...........................          --       230,000
  Other.....................................................     (94,000)           --
                                                              ----------   -----------
                                                               4,488,000    13,686,000
  Valuation allowance.......................................          --    (4,575,000)
                                                              ----------   -----------
          Current deferred tax assets.......................  $4,488,000   $ 9,111,000
                                                              ==========   ===========
Noncurrent deferred taxes:
  Noncurrent deferred tax assets:
     Goodwill amortization and write-offs...................  $       --   $ 5,957,000
     Plant and equipment, principally due to differences in
       depreciation and estimated costs to dispose of
       manufacturing facilities.............................          --       573,000
     Net operating loss carryforward........................          --       112,000
  Noncurrent deferred tax liabilities:
     Goodwill amortization..................................    (218,000)           --
     Plant and equipment, principally due to differences in
       depreciation.........................................    (144,000)           --
                                                              ----------   -----------
          Noncurrent net deferred tax (liability) asset.....  $ (362,000)  $ 6,642,000
                                                              ==========   ===========

     In assessing the realizability of deferred income tax assets, the Company considers whether that it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the recent historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets will be realized. Accordingly, the Company has recognized a partial valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized.

(10) INVESTMENT IN AFFILIATED COMPANIES

     In September 1995, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century Mortgage ("21st Century"), a newly formed mortgage company which commenced operations in October 1995 and provided retail financing to manufactured home buyers. 21st Century was 50% owned by the Company with the remaining 50% ownership divided equally between 21st Century's management and Clayton Homes, Inc. ("Clayton"). In June 2000, the Company sold its 50% interest in 21st Century to Clayton and 21st Century management and entered into a new joint venture, Homestar 21, LLC, which is 50% owned by the Company and 50% owned by 21st Century. The Company recorded an after tax loss of $1.7 million. The Company invested $2,400,000 in Homestar 21, LLC. Summary financial information for 21st Century, derived from its audited financial statements, as of and for the years ended May 31, 1999, June 30, 2000 and the one month period ended June 30, 1999 follows:

                                                                              ONE MONTH
                                                                                ENDED
                                                   1999          2000       JUNE 30, 1999
                                                -----------   -----------   -------------
Total assets..................................  $23,941,000   $40,584,000    $24,223,000
                                                ===========   ===========    ===========
Total liabilities.............................  $12,893,000   $27,279,000    $13,078,000
Shareholders' equity..........................  $11,049,000   $13,305,000    $11,146,000
                                                ===========   ===========    ===========
Total revenues................................  $18,323,000   $19,099,000    $ 1,044,000
Net income....................................  $ 3,215,000   $ 2,256,000    $    97,000
                                                ===========   ===========    ===========

     In March 1999, the Company acquired 25% of the outstanding common stock of HomeMax from Zaring in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock (see note 4). The Company's share of HomeMax's net operating loss for the periods March 1999 to May 31, 1999 and for the one month period ended June 30, 1999 was $130,000 and $137,000, respectively. The Company's share of HomeMax's net operating loss for the period ended June 30, 2000 was $2,200,000. The Company receives management fee income from HomeMax for support services. Management fees received from HomeMax for the periods March 1999 to May 31, 1999 and for the one month ended June 30, 1999 were $130,000 and $137,000, respectively. Management fees received for the year ended June 30, 2000 were $770,000. Summary financial information for HomeMax, on a stand-alone basis, as of and for the year ended June 30, 2000.

                                                               YEAR ENDED
                                                              JUNE 30, 2000
                                                              -------------
Total assets................................................   $26,902,000
                                                               ===========
Total liabilities...........................................   $24,785,000
Total stockholders' equity..................................   $ 2,116,000
                                                               ===========
Total revenues..............................................   $30,093,000
Net loss....................................................   $(8,801,000)
                                                               ===========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

(11) STOCK COMPENSATION PLANS

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

     Option activity for the Plan follows:

                                                              1994 STOCK       WEIGHTED
                                                             COMPENSATION      AVERAGE
                                                                 PLAN       EXERCISE PRICE
                                                             ------------   --------------
Outstanding, May 31, 1998..................................   1,691,083         $ 8.13
  Granted..................................................     339,376          15.18
  Options exercised........................................    (140,292)          4.93
  Canceled.................................................     (49,847)         11.63
                                                              ---------
Outstanding, May 31, 1999..................................   1,840,320           9.57
  Options exercised........................................      (3,751)          3.41
  Canceled.................................................     (14,261)         12.83
                                                              ---------
Outstanding, June 30, 1999.................................   1,822,308           9.55
  Granted..................................................     171,000           2.30
  Options exercised........................................      (7,262)          3.41
  Canceled.................................................    (304,427)          7.77
                                                              ---------
Outstanding, June 30, 2000.................................   1,681,619         $ 9.16
                                                              =========

     A summary of the Plan at June 30, 2000 follows:

                                                           EXERCISE PRICES
                                    -------------------------------------------------------------
                                    $1.13 -- $6.24   $6.69 -- $9.07   $9.20 -- $19.13     TOTAL
                                    --------------   --------------   ---------------   ---------
Options outstanding...............      588,710          503,509          589,400       1,681,619
Weighted average exercise price --
  options outstanding.............        $4.03            $8.74           $14.66           $9.16
Options exercisable...............      402,304          288,254          190,107         880,665
Weighted average exercise price --
  options exercisable.............        $4.63            $8.63           $14.03           $7.97
Weighted average remaining
  contractual life (years)........         2.36             3.54             3.43            3.09

     The Company has a Market Capitalization Enhancement Stock Option Plan (the "Enhancement Plan") whereby key executive officers and non-employee directors are eligible to receive awards under the Enhancement Plan. The Enhancement Plan is administered by the Committee. An aggregate of

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

1,200,000 shares of common stock have been authorized and reserved for issuance under the Enhancement Plan pursuant to the exercise of options.

     During fiscal 1999, the Company granted certain key executive employees of the Company and non-employee directors of the Company non-qualified stock options to purchase a total of 825,000 shares of the Company's common stock at $15.38 per share, the then fair market value of the Company's common stock. The options granted are exercisable when the Company reaches certain market capitalization benchmarks.

     As permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, no compensation cost has been recognized in fiscal 1998, 1999 and 2000 and during the one month ended June 30, 1999 related to stock option grants. Had compensation cost been determined on the basis of SFAS 123, net income and earnings per share would have been as follows:

                                                             YEARS ENDED
                                               ----------------------------------------
                                                        MAY 31,
                                               -------------------------     JUNE 30,
                                                  1998          1999           2000
                                               -----------   -----------   ------------
Net income:
  As reported................................  $17,683,000   $17,941,000   $(47,591,000)
  Pro forma..................................   16,806,000    16,717,000    (49,041,000)
Basic Earnings per Share:
  As reported................................  $      1.03   $      1.00   $      (2.59)
  Pro forma..................................  $      0.98   $      0.93   $      (2.66)
Diluted Earnings per Share:
  As reported................................  $      0.98   $      0.96   $      (2.59)
  Pro forma..................................  $      0.93   $      0.89   $      (2.66)

     The fair value of each common stock option grant is estimated on the date of the grant using the Black Scholes option-pricing model with the following assumptions used for grants from all plans in fiscal 1998, 1999 and 2000 and the one month ended June 30, 1999:

                                                              YEARS ENDED
                                                  ------------------------------------
                                                          MAY 31,
                                                  -----------------------    JUNE 30,
                                                     1998         1999         2000
                                                  ----------   ----------   ----------
Expected life (years)...........................   4-9 years    4-9 years    4-9 years
Risk-free interest rate.........................  5.41%-5.55%  4.55%-5.72%  6.08%-6.03%
Expected volatility.............................        .584         .774         .865
Expected dividend rate..........................         0.0%         0.0%         0.0%

     The Company has granted stock options at various times related to certain of its acquisitions. In fiscal 1999, the Company granted an aggregate of 242,500 stock options at the then fair market value of the Company's common stock related to such acquisitions. In July 1998, the Company granted non-qualified stock options to purchase 10,000 shares of the Company's common stock at $19.00 per share to a key employee of First Value. In December 1998, the Company granted an aggregate of 82,500 non-qualified stock options at $15.06 per share to several key employees of R-Anell. In March 1999, the Company granted 150,000 non-qualified stock options at $18.00 per share to Zaring related to the Company's 25% investment in HomeMax.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

(12) EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements, effective October 1, 1996, with the chairman and the chief executive officer of the Company. These agreements were amended April 1, 2000. Each amended agreement specifies a base salary of $360,000 per year plus an annual bonus of 2.25% of the Company's after-tax consolidated net income. Pursuant to these agreements, the chairman and the chief executive officer was granted a stock option to purchase 93,750 shares of common stock pursuant to the Company's 1994 Stock Compensation Plan (see note 11). In addition, the chairman and the chief executive officer were granted a Non-Qualified Stock Option to purchase 140,625 shares of common stock at $9.07 per share, the fair value of the Company's common stock on the date of grant, under the Option Agreements (see note 11).

     Subsequent to year-end, the chief executive officer of the Company resigned his position with the Company. At such time, the Company and the former chief executive officer entered into a separation agreement. Under the terms of the agreement, among other things, the former chief executive officer is to be paid the base salary and annual bonus amount noted above as well as other allowances and benefits through June 30, 2004. All such amounts due under the separation agreement will be accrued in the first fiscal quarter of 2001.

(13) RELATED PARTY BALANCES AND TRANSACTIONS

     MOAMCO Properties, Inc. (MOAMCO), an entity owned by the Company's Chairman, owns and leases to the Company, under operating leases, land, improvements and buildings related to three sales centers. During the years ended May 31, 1998, May 31, 1999 and June 30, 2000 and the one month ended June 30, 1999, the Company paid MOAMCO approximately $78,000, $82,000, $86,000 and $7,000, respectively, for these operating leases (see note 14).

     21st Century paid the Company a fee based on the interest rate charged on the installment sales contracts and the loan volume received from each retail center. During the years ended May 31, 1998, May 31, 1999 and June 30, 2000 and the one month ended June 30, 1999, 21st Century paid the Company $1,300,000, $2,324,000, $1,558,000 and $169,000, respectively.

(14) COMMITMENTS AND CONTINGENCIES

  Repurchase Agreements

     The Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to franchisees and independent dealers in the event of a default by such franchisees or independent dealer on its obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 12 to 18 months and for up to 26 months for franchisees).

     Historically these repurchase activities have been negligible, however during fiscal year 2000, due to recent increases in repurchases, the Company set up a reserve for future losses of approximately $2.7 million related to such repurchase liabilities. At June 30, 2000 and May 31, 1999, the Company was at risk to repurchase approximately $86.5 million and $107.7 million, respectively, of manufactured homes. In addition, the Company's repurchase responsibilities as to its franchisees in some cases extend to the products of other manufacturers, as well as to homes which have been sold by the franchisees without corresponding payment to the floor plan lender.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

  Legal Matters

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

  Savings Plan

     During 1992, the Company adopted the American Homestar Corporation 401(k) Retirement Plan (the "Savings Plan") whereby all employees of the Company are eligible to participate in the Savings Plan who have completed one year of service and have reached the age of twenty and one-half. The Savings Plan is administered by a Plan Administrator appointed by the Company. Eligible employees may contribute a portion of their annual compensation up to the legal maximum established by the Internal Revenue Service for each plan year. The Company's matching contributions are at the discretion of the Company and may be made up to a maximum of 3% each plan year. Employee contributions are immediately vested. Company contributions vest over the first six years of employment. Amounts contributed by the Company to the Savings Plan for the years ended May 31, 1998, May 31, 1999 and June 30, 2000 and the one month ended June 30, 1999 were $263,000, $363,000, $129,000 and $15,000, respectively.

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

  Leases

     The Company is obligated under various noncancelable operating lease agreements with varying monthly payments and varying expiration dates through 2005. Rental expense under operating leases for the years ended May 31, 1998, May 31, 1999 and June 30, 2000 and the one month ended June 30, 1999 were $3,505,000, $5,047,000, $6,558,000 and $563,000, respectively.

     Aggregate annual rental payments that include amounts due to related parties, on future lease commitments at June 30, 2000 were as follows:

                                                             TOTAL LEASE     AMOUNTS DUE
                                                             COMMITMENTS   RELATED PARTIES
                                                             -----------   ---------------
2001.......................................................  $4,309,000        $79,000
2002.......................................................   2,148,000             --
2003.......................................................   1,607,000             --
2004.......................................................     759,000             --
2005.......................................................     640,000             --
Thereafter.................................................     392,000             --
                                                             ----------        -------
                                                             $9,855,000        $79,000
                                                             ==========        =======

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

(15) BUSINESS SEGMENTS

     The Company operates primarily in three business segments, retail sales, manufacturing of manufactured housing and financial services. The following table summarizes, for the periods indicated, information about these segments:

                                                                            ADJUSTMENTS/
                                       RETAIL    MANUFACTURING    OTHER     ELIMINATIONS    TOTAL
                                      --------   -------------   --------   ------------   --------
                                                             (IN THOUSANDS)
YEAR ENDED MAY 31, 1998
Revenues from external customers....  $282,969     $216,172      $ 14,798    $      --     $513,939
Intersegment revenues...............     2,908      138,437         6,610     (147,955)          --
Interest expense....................     5,872        3,423         4,500       (6,413)       7,382
Depreciation and amortization.......     2,421        3,046           167           --        5,634
Segment profit before income
  taxes.............................     5,741       25,572         1,091       (1,529)      30,875
Segment assets......................   141,590      125,646       172,739     (166,279)     273,696
Expenditures for segment assets.....     9,399        4,048         1,268           --       14,715
YEAR ENDED MAY 31, 1999
Revenues from external customers....  $413,402     $223,179      $ 17,462    $      --     $654,043
Intersegment revenues...............     2,987      188,423         8,019     (199,429)          --
Interest expense....................    10,454        3,628         7,882       (8,119)      13,845
Depreciation and amortization.......     4,810        4,257         1,002           --       10,069
Segment profit (loss) before income
  taxes.............................      (829)      32,781        (2,573)      (1,470)      27,909
Segment assets......................   220,954      163,858       267,836     (213,332)     439,316
Expenditures for segment assets.....    19,642        6,463         2,407           --       28,512
ONE MONTH ENDED JUNE 30, 1999
Revenues from external customers....  $ 30,848     $ 20,493      $  1,424    $      --     $ 52,765
Intersegment revenues...............       558       14,285           772      (15,615)          --
Interest expense....................     1,188          345           789         (835)       1,487
Depreciation and amortization.......       777          330            64           --        1,171
Segment profit (loss) before income
  taxes.............................    (1,841)       1,047          (519)         (91)      (1,404)
Expenditures for segment assets.....       760          423           425           --        1,608
YEAR ENDED JUNE 30, 2000
Revenues from external customers....  $352,472     $205,836      $ 15,728    $      --     $574,036
Intersegment revenues...............      (194)     158,932        10,804     (169,542)          --
Interest expense....................    14,505        4,465         9,953      (10,557)      18,366
Depreciation and amortization.......     9,014        5,876         1,603           --       16,493
Restructuring charges, goodwill and
  asset impairments.................     9,107        2,878        10,112           --       22,097
Segment loss before income taxes....   (45,052)      (2,389)      (22,500)       2,801      (67,140)
Segment assets......................   194,104      149,743       267,836     (262,657)     362,233
Expenditures for segment assets.....     4,339        3,736           799           --        8,874

     Intersegment revenues are primarily sales by the manufacturing segment to the retail segment and are transferred at market price. Earnings in affiliates in the consolidated statements of operations relates to the financial services segment. The adjustment to intersegment revenue is made to eliminate intercompany sales between the manufacturing and retail segments. The interest expense adjustment is made to eliminate intersegment interest between the corporate and manufacturing and retail segments and to net the interest expense on the floor plan credit facility against the interest earned. The segment assets adjustment is primarily

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES made up of an adjustment to eliminate subsidiary's equity at the corporate level, a reclass of the floor plan participation balance and the elimination of intercompany receivables.

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended May 31, 1999 and June 30, 2000:

                                   FIRST      SECOND     THIRD      FOURTH
                                  QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                  --------   --------   --------   --------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
  Revenues......................  $147,531   $169,022   $151,400   $186,090   $654,043
  Operating income..............    11,460     12,373      6,239     11,572     41,644
  Net income....................     5,784      5,757      1,816      4,584     17,941
  Earnings per share-basic......      0.33       0.32       0.10       0.25       1.00
  Earnings per share-diluted....      0.31       0.31       0.10       0.24       0.96
2000
  Revenues......................  $165,779   $138,789   $130,355   $139,113   $574,036
  Operating income (loss).......     1,346     (5,543)    (7,776)   (36,235)   (48,208)
  Net loss......................    (1,435)    (7,441)    (8,149)   (30,566)   (47,591)
  Loss per share-basic and
     diluted....................     (0.08)     (0.40)     (0.44)     (1.67)     (2.59)

(17) SUBSEQUENT EVENT

     In August 2000, the Company announced the further consolidation of its production in Alabama through the idling of its Lynn, Alabama manufacturing facility. As a result, the Company will record a restructuring charge of approximately $650,000(unaudited) in the first fiscal quarter of 2001.

                                                                     SCHEDULE II

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                               -------------------------------------
                                  BALANCE AT   CHARGED TO    CHARGED TO                               BALANCE AT
                                  BEGINNING     COSTS AND      OTHER                                    END OF
DESCRIPTION                          YEAR       EXPENSES      ACCOUNTS      OTHER       DEDUCTIONS       YEAR
-----------                       ----------   -----------   ----------   ----------    -----------   ----------
Year ended May 31, 1998
  Warranty and service costs....  $6,356,000   $18,009,000    $    --     $       --    $18,105,000   $6,260,000
Year ended May 31, 1999
  Warranty and service costs....  $6,260,000   $23,331,000    $    --     $  980,000(1) $22,203,000   $8,368,000
Year ended June 30, 2000
  Warranty and service costs....  $8,368,000   $25,867,000    $    --     $1,874,000(2) $27,360,000   $8,749,000
  Restructuring reserve.........  $       --   $        --    $    --     $7,458,000(3) $        --   $7,458,000

---------------

(1) Amount represents acquired reserve for warranty and service costs.

(2) Amount represents additional restructuring reserve for warranty and service costs.

(3) Amount represents restructuring reserve.

                                 EXHIBIT INDEX

  EXHIBIT                                                         REPORT WITH WHICH
    NO.                   DESCRIPTION                             EXHIBIT WAS FILED
  -------                 -----------                             -----------------
     2.4    Third Amendment to the Stock Purchase      September 1999, Form 10-Q
            and Plan of Reorganization, dated
            September 30, 1999, among American
            Homestar Corporation, R-Anell Custom
            Homes, Inc., Gold Medal Homes, Inc.,
            Gold Medal Homes of North Carolina, Inc.
            and certain security holders of R-Anell
            Custom Homes, Inc., Gold Medal Homes,
            Inc., and Gold Medal Homes of North
            Carolina, Inc.
     3.1    Restated Articles of Incorporation of      S-1 Registration Statement No. 33-78630
            American Homestar Corporation.
     3.2    Articles of Amendment to the Restated      August 1999, Form 10-K
            Articles of Incorporation.
     3.3    Amended and Restated Bylaws of American    S-1 Registration Statement No. 33-78630
            Homestar Corporation.
     4.1    Form of certificate evidencing ownership   S-1 Registration Statement No. 33-78630
            of Common Stock of American Homestar
            Corporation.
    10.1    Note Purchase Agreement, 8.32% Senior      August 1997, Form 10-Q
            Unsecured Notes due July 7, 2007.
    10.2    Note Purchase Agreement, 7.25% Series A    November 1998, Form 10-Q
            and 7.14% Series B Senior Unsecured
            Notes due September 15, 2008.
    10.3    Amended and Restated Securities Purchase   February 1999, Form 10-Q
            Agreement by and among Zaring National
            Corporation ("Zaring"), HomeMax, Inc.
            ("HomeMax"), HomeMax Operating
            Properties, L.L.C. ("HOP") and American
            Homestar Corporation dated as of March
            15, 1999.
    10.4    Securityholders Agreement by and among     February 1999, Form 10-Q
            Zaring, HomeMax, HOP and American
            Homestar Corporation dated March 15,
            1999.
    10.5    Promissory Note dated March 15, 1999 in    February 1999, Form 10-Q
            the original principal amount of
            $4,411,177 payable to Zaring.
    10.6    Management and Consulting Agreement by     February 1999, Form 10-Q
            and among Zaring, HomeMax and American
            Homestar Corporation dated March 15,
            1999.
    10.7    Nonqualified Stock Option Agreement,       February 1997, Form 10-Q
            dated November 15, 1996 between Finis F.
            Teeter and American Homestar
            Corporation.
    10.8    Nonqualified Stock Option Agreement,       February 1997, Form 10-Q
            dated November 15, 1996 between Laurence
            A. Dawson, Jr. and American Homestar
            Corporation.

  EXHIBIT                                                         REPORT WITH WHICH
    NO.                   DESCRIPTION                             EXHIBIT WAS FILED
  -------                 -----------                             -----------------
    10.9    Amendment to Life Reinsurance Contract,    February 1997, Form 10-Q
            dated December 31, 1996, by and between
            Lifestar Reinsurance Limited and
            American Bankers Life Assurance Company
            of Florida.
   10.10    Amendment to The Associates (formerly      November 1996, Form 10-Q
            Ford Finance Company, Inc.) Inventory
            Financing Agreement.
   10.11    Employment Agreement dated November 15,    February 1997, Form 10-Q
            1996 by and between American Homestar
            Corporation and Laurence A. Dawson, Jr.
   10.12    Employment Agreement dated November 15,    February 1997, Form 10-Q
            1996 by and between American Homestar
            Corporation and Finis F. Teeter.
   10.13    Employment Agreement dated September 15,   August 1998, Form 10-Q
            1998 by and between American Homestar
            Corporation and Craig A. Reynolds.
   10.14    Employment Agreement dated September 15,   August 1998, Form 10-Q
            1998 by and between American Homestar
            Corporation and Charles N. Carney, Jr.
   10.15    Employment Agreement dated July 10, 1997   August 1997, Form 10-Q
            by and between American Homestar
            Corporation and Ronald McCaslin.
   10.16    Employment Agreement dated April 1, 2000   Filed herewith
            by and between American Homestar
            Corporation and Ronald McCaslin.
   10.17    Separation Agreement dated August 18,      Filed herewith
            2000 by and between American Homestar
            Corporation and Lawrence A. Dawson, Jr.
   10.18    The Company's Market Capitalization        1998 Definitive Proxy Statement
            Enhancement Stock Option Plan.
   10.19    The Company's 1994 Amended and Restated    1996 Definitive Proxy Statement
            Stock Compensation Plan.
   10.20    2000-B Amendment and Warrant Agreement     Filed herewith
            dated as of September 29, 2000 to 8.32%
            Senior Notes due 2007.
   10.21    Form of Warrant to Purchase Common Stock   Filed herewith
            dated September 29, 2000 issued to 8.32%
            Senior Noteholders.
   10.22    Stock Purchase Agreement by and between    Filed herewith
            the Company, 21st Century Mortgage
            Corporation and XXI Holding Co., Inc.
            dated June 28, 2000.
      11    None
      12    None
      13    None
      16    None
      18    None
      21    List of Subsidiaries                       Filed herewith

  EXHIBIT                                                         REPORT WITH WHICH
    NO.                   DESCRIPTION                             EXHIBIT WAS FILED
  -------                 -----------                             -----------------
      22    None
      23    Consent of KPMG LLP                        Filed herewith
      24    None
      27    Financial Data Schedule                    Filed herewith
      99    None