Form 10-Q
period 2000-09-30
AMERICAN HOMESTAR CORP
filed 2000-11-14
CIK 922812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000
                                       or

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

The number of outstanding shares of the registrant's common stock, par value $.05 per share, was 18,423,886 on November 13, 2000.

                         PART I - FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets - June 30, 2000 and September 30, 2000...........     2
           Condensed Consolidated Statements of Operations - three months
                ended September 30, 1999 and 2000 ................................................     3
           Condensed Consolidated Statements of Cash Flows - three months ended
                September 30, 1999 and 2000.......................................................     4
           Notes to Condensed Consolidated Financial Statements...................................     5

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................................    10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................    15

                                  PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds..............................................    16

Item 6.    Exhibits and Reports on Form 8-K.......................................................    16

                         PART I -- FINANCIAL INFORMATION

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,            SEPTEMBER 30,
                                                                                      2000                   2000
                                                                                ------------------    -------------------
                                                                                                         (UNAUDITED)
                               ASSETS
Current assets:
   Cash............................................................              $   12,891,000        $   23,655,000
   Short term investments..........................................                     750,000               750,000
   Cash in transit from financial institutions.....................                  29,929,000            29,119,000
                                                                                ------------------    -------------------

         Total cash and cash equivalents...........................                  43,570,000            53,524,000
   Inventories, net................................................                  90,481,000            77,180,000
   Accounts receivable.............................................                  37,814,000            34,488,000
   Manufacturer incentives receivable..............................                     381,000               963,000
   Deferred tax assets.............................................                   9,111,000             8,929,000
   Prepaid expenses and other current assets.......................                   6,306,000             9,503,000
                                                                                ------------------    -------------------

         Total current assets......................................                 187,663,000           184,587,000
Property, plant and equipment, net.................................                  86,079,000            84,518,000
Goodwill (net of accumulated amortization of $3,928,000 and
  $4,365,000, respectively)........................................                  64,339,000            63,902,000
Investment in affiliates...........................................                   4,319,000             4,109,000
Restricted cash....................................................                   1,156,000             4,400,000
Deferred tax assets................................................                   6,642,000             6,642,000
Other assets.......................................................                  12,035,000            15,145,000
                                                                                ------------------    -------------------
                                                                                 $  362,233,000        $  363,303,000
                                                                                ==================    ===================
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of notes payable and capital lease.........              $    2,399,000        $    2,854,000
   Floor plan payable, net of participations.......................                  85,048,000            91,965,000
   Accounts payable................................................                  28,873,000            25,643,000
   Accrued expenses................................................                  22,601,000            29,771,000
   Accrued warranty costs..........................................                   8,749,000             8,146,000
                                                                                ------------------    -------------------

         Total current liabilities.................................                 147,670,000           158,379,000
Notes payable and capital lease, less current installments.........                 120,729,000           120,468,000
Other liabilities..................................................                     125,000                    --
Minority interest in consolidated subsidiary.......................                     807,000               844,000
Shareholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares;
     509,167 shares issued and outstanding.........................                   6,110,000             6,110,000
   Common stock, $0.05 par value; authorized 50,000,000 shares;
     issued and outstanding 18,423,886 shares at September 30,
     1999 and 2000, respectively...................................                     921,000               921,000
   Additional paid-in capital......................................                  62,519,000            62,519,000
   Retained earnings...............................................                  23,352,000            14,062,000
                                                                                ------------------    -------------------
         Total shareholders' equity................................                  92,902,000            83,612,000
                                                                                ------------------    -------------------
                                                                                 $  362,233,000          $363,303,000
                                                                                ==================    ===================

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                            ----------------------------------------
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                  1999                 2000
                                                            ------------------  --------------------
                                                                 (UNAUDITED)         (UNAUDITED)
Revenues:
   Net sales...............................................  $   155,340,000     $   114,475,000
   Other revenues..........................................       10,439,000           5,848,000
                                                            ------------------  --------------------
         Total revenues....................................      165,779,000         120,323,000
                                                            ------------------  --------------------
Costs and expenses:
   Cost of sales...........................................      126,889,000          88,754,000
   Selling, general and administrative.....................       35,221,000          34,787,000
   Restructuring charge....................................        2,323,000             565,000
                                                            ------------------  --------------------
         Total costs and expenses..........................      164,433,000         124,106,000
                                                            ------------------  --------------------
         Operating income (loss)...........................        1,346,000          (3,783,000)
Interest expense...........................................       (4,032,000)         (4,996,000)
Other income (expense).....................................         (183,000)             17,000
                                                            ------------------  --------------------
         Loss before items shown below.....................       (2,869,000)         (8,762,000)
Income tax expense (benefit)...............................       (1,234,000)            281,000
                                                            ------------------  --------------------
         Loss before items shown below.....................       (1,635,000)         (9,043,000)
Earnings (losses) in affiliate.............................          256,000            (210,000)
Minority interests.........................................          (56,000)            (37,000)
                                                            ------------------  --------------------
         Net loss..........................................  $    (1,435,000)    $    (9,290,000)
                                                            ==================  ====================
Loss per share - basic and diluted:
         Net loss per share................................ $          (0.08)   $          (0.50)
                                                            ==================  ====================

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED
                                                                   --------------------------------------
                                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                                          1999                2000
                                                                   -------------------  -----------------
                                                                      (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
   Net loss.......................................................   $ (1,435,000)        $ (9,290,000)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization................................      3,733,000            3,452,000
     Minority interests in income of consolidated subsidiaries....         56,000               37,000
     (Earnings) losses in affiliates..............................       (256,000)             210,000
     Restructuring charge.........................................      2,231,000              565,000
     Deferred taxes...............................................     (1,095,000)             182,000
     Change in assets and liabilities:
       Decrease in receivables....................................     15,362,000            2,744,000
       Decrease in inventories....................................     12,527,000           13,301,000
       Increase in prepaid expenses and other current assets......     (3,923,000)          (3,197,000)
       Decrease (increase) in other assets........................      1,868,000           (2,565,000)
       Decrease in accounts payable...............................       (989,000)          (3,230,000)
       Increase (decrease) in accrued expenses and other
         liabilities..............................................     (6,342,000)           5,877,000
                                                                   -------------------  -----------------
              Net cash provided by operating activities...........     21,737,000            8,086,000
                                                                   -------------------  -----------------

Cash flows from investing activities -
   purchases of property, plant and equipment.....................     (3,649,000)          (1,999,000)
                                                                   -------------------  -----------------
              Net cash used in investing activities...............     (3,649,000)          (1,999,000)
                                                                   -------------------  -----------------

Cash flows from financing activities:
   Participation in floor plan payable............................     (5,276,000)          20,034,000
   Borrowings under floor plan payable............................     33,943,000           35,505,000
   Repayments of floor plan payable...............................    (53,616,000)         (48,622,000)
   Borrowings under long-term debt................................             --              194,000
   Principal payments of long-term debt...........................       (876,000)                  --
   Increase in restricted cash....................................             --           (3,244,000)
   Exercise of stock options......................................         35,000                   --
                                                                   -------------------  -----------------
              Net cash provided by (used in) financing activities.    (25,790,000)           3,867,000
                                                                   -------------------  -----------------

Net increase (decrease) in cash and cash equivalents..............     (7,702,000)           9,954,000
Cash and cash equivalents, beginning of period....................     48,877,000           43,570,000
                                                                   -------------------  -----------------
Cash and cash equivalents, end of period..........................   $ 41,175,000         $53,524,000
                                                                   ===================  =================

Supplemental disclosures of cash flow information:
   Cash paid for interest.........................................   $  2,659,000         $  4,579,000
                                                                   ===================  =================
   Cash paid for income taxes.....................................   $    700,000         $    279,000
                                                                   ===================  =================

(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of American Homestar Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three months ended September 30, 2000, respectively, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  LIQUIDITY

     During the past sixteen month period, American Homestar Corporation has experienced substantial losses, significant components of which are non-cash and are typically non-recurring items. The Company's business plan for fiscal 2001 indicates that although the losses will be diminishing during the year, a sizable loss is expected for fiscal 2001. During fiscal 2000, management restructured American Homestar Corporation's business in response to industry-wide over capacity and excess supply conditions. Fiscal 2000 results of operations were impacted by a charge of approximately $44 million (pretax) as a result of decisions and actions taken pursuant to the restructuring of the retail and manufacturing operations.

     Management believes that American Homestar Corporation will have adequate debt financing availability and will have sufficient liquidity throughout fiscal 2001 to support continued operations. The full impact of the restructuring efforts is not expected to effect the Company until the fourth quarter of fiscal 2001. Management's assessment of its liquidity and ability to sustain operations is based on certain assumptions regarding industry and economic conditions. There is no assurance that the Company's liquidity will not be impacted by unforeseen conditions.


(3) REPURCHASE AGREEMENTS

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

     Historically these repurchase activities have been negligible, however during fiscal year 2000, due to recent increases in repurchases, the Company set up a reserve for future losses of approximately $2.7 million related to such repurchase liabilities. At September 30, 2000, this reserve had been reduced to approximately $1.4 million as a result of repurchases made during the three months ended September 30, 2000. At June 30, 2000 and September 30, 2000, the Company was at risk to repurchase approximately $86.5 million and $80.0 million, respectively, of manufactured homes. In addition, the Company's repurchase responsibilities as to its franchisees in some cases extend to the products of other manufacturers, as well as to homes which have been sold by the franchisees without corresponding payment to the floor plan lender.

(4)  INVENTORIES

     A summary of inventories follows:

                                                                                JUNE 30,          SEPTEMBER 30,
                                                                                  2000                 2000
                                                                            ------------------  -------------------
Manufactured homes:
  New...................................................................     $   68,390,000      $   65,236,000
  Used..................................................................          5,252,000           1,601,000
Furniture and supplies..................................................         10,770,000           3,039,000
Raw materials and work-in-process.......................................         10,678,000           8,818,000
                                                                            ------------------  -------------------
                                                                                 95,090,000          78,694,000
Inventory valuation reserve.............................................         (4,609,000)         (1,514,000)
                                                                            ------------------  -------------------
                                                                             $   90,481,000      $   77,180,000
                                                                            ==================  ===================


(5)  INVESTMENTS IN AFFILIATED COMPANIES

     In September 1995, the Company invested $2.5 million to provide one-half of the initial capitalization of 21st Century Mortgage Corporation ("21st Century"), a newly formed mortgage company which commenced operations in October 1995 and provided retail financing to manufactured home buyers. In June 2000, the Company sold its 50% interest in 21st Century to Clayton and 21st Century management and entered into a new joint venture, Homestar 21, LLC ("Homestar 21"), which is 50% owned by the Company and 50% owned by 21st Century. The Company invested $2,400,000 in Homestar 21. Summary financial information for 21st Century for the three months ended September 30, 1999 and for Homestar 21, for the three months ended September 30, 2000 follows:



         21st Century

                                                                              THREE MONTHS
                                                                                  ENDED
                                                                              SEPTEMBER 30,
                                                                                  1999
                                                                            ------------------
                  Total revenues........................................      $   4,195,000
                  Net income............................................      $     513,000
                                                                            ==================

         Homestar 21

                                                                              THREE MONTHS
                                                                                  ENDED
                                                                              SEPTEMBER 30,
                                                                                  2000
                                                                            ------------------
                  Total revenues........................................      $     110,000
                  Net income............................................      $      86,000
                                                                            ==================


     In March 1999, the Company acquired 25% of the outstanding common stock of HomeMax, Inc. ("HomeMax") from Zaring National Corporation in exchange for a $4.4 million note, and the Company loaned HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company receives management fee income from HomeMax for support services. Management fees received from HomeMax for the three months ended September 30, 1999 and 2000 were $193,000 and $12,000, respectively. Summary financial information for HomeMax, on a stand-alone basis, for the three months ended September 30, 1999 and 2000 follows:

                                                                                THREE MONTHS        THREE MONTHS
                                                                                   ENDED                ENDED
                                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                                                    1999                2000
                                                                             -------------------  ------------------
Total revenues..........................................................       $   4,355,000        $  8,524,000
Net loss................................................................       $  (1,561,000)       $ (1,012,000)
                                                                             ===================  ==================


(6)  RESTRUCTURING CHARGE

     In August 2000, the Company announced the further consolidation of its production in Alabama through the idling of its Lynn, Alabama manufacturing facility. As a result, the Company recorded a restructuring charge of approximately $565,000 and an inventory write-down which approximated $100,000 to cost of sales in the results of operations for the three months ended September 30, 2000.

(7)  LOSS PER SHARE

     The weighted average common shares used for determining basic and diluted loss per common share were 18,421,475 and 18,423,707 for the three months ended September 30, 1999 and 2000, respectively. At September 30, 1999 and 2000, potentially dilutive outstanding stock options were 115,100 and 38,704 shares, respectively. These potentially dilutive options were not included in the loss per share calculation for the three months ended September 30, 1999 and 2000 as their effect would be anti-dilutive due to the net loss incurred in the respective periods.

(8)  LONG-TERM DEBT

     The Company's amended loan agreements related to the 8.32% Senior Unsecured Notes issued in July 1997 and the 7.25% Series A and 7.14% Series B Senior Unsecured Notes issued in 1998 contain certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. The terms of the agreements, as amended during fiscal 2000, provide for quarterly, rather than semi-annual, payments of interest and for maintenance of certain financial covenants as well as possible increases in the interest rate based on levels of the fixed charge coverage ratio. Because of the operating losses reported by the Company during fiscal 2000, the Company would not have been in compliance with the fixed charge coverage requirement during fiscal 2000 had the noteholders not granted waivers of such technical defaults through September 29, 2000. In addition, based on actual charge coverage ratios, an additional 35, 60 and 125 basis points was added to the interest rate for the second, third and fourth quarters, respectively, of fiscal 2000.

     On September 29, 2000, the Company reached agreement with the noteholders as to a temporary amendment, which covers the period from September 30, 2000 through, and including September 29, 2001. Under the terms of this amendment, the Company must meet certain financial performance and condition tests based on its fiscal 2001 Business Plan. The tests include meeting certain interest coverage ratios, the maintenance of minimum levels of net worth and limitations on the amount of net debt the Company may carry, expressed both in absolute terms and in relation to shareholders' equity. In exchange, the Company has agreed to additional quarterly interest payments of 1.75% per annum above the stated rates on each note. An additional interest charge of 3.50% per annum will be accrued for the one-year amendment period. At September 30, 2001, the Company may elect to pay the additional 3.5% interest or add it to the principal balance of the original debt. In addition, the Company was required to grant warrants, which are exchangeable for Common Stock, beginning in January 2005. The warrants, which represent a total of 10% of the outstanding Common Stock of the Company (plus warrants to purchase 10% of currently outstanding options and convertible securities, if the same are exercised or converted), are exercisable at the par value ($0.05 per share) of the common stock. The warrants also have anti-dilution protection and registration rights. While the warrants have yet to be valued, the Company estimates that all these changes will increase the effective cost of the senior notes from an original average rate of approximately 7.8% to an effective average rate of as much as 13.8 %, adding approximately $6.7 million in interest charges for the period of the amendment, of which only $2.0 million represents a current cash cost. The Company is also required to hire a consultant or advisor during the one-year amendment period to assist in improving overall performance.

     The warrants granted will be valued and amortized as additional interest expense over the remaining life of the outstanding debt. The impact of warrant amortization on interest expense for the three months ended September 30, 2000 was deminimus since the warrants were issued on September 29, 2000. At September 30, 2000, the Company was in compliance with all debt covenants, as amended on September 29, 2000.

(9)  BUSINESS SEGMENTS

     The Company operates primarily in three business segments -- retail sales, manufacturing and financial services. The following table summarizes, for the periods indicated, information about these segments:

IN THOUSANDS)                                                                       ADJUSTMENTS/
                                 RETAIL         MANUFACTURING         OTHER         ELIMINATIONS         TOTAL
                               ------------    ----------------    ------------     -------------     --------------
THREE MONTHS ENDED
SEPTEMBER 30, 1999

Revenues from external
customers....................  $   98,350      $     63,207        $   4,222        $         --      $ 165,779
Intersegment revenues........          98            46,041            2,672             (48,811)            --
Interest expense.............       3,045             1,363            2,333              (2,709)         4,032
Depreciation and amortization       2,483             1,053              197                  --          3,733
Segment profit (loss) before
income taxes.................      (3,396)              973             (527)                 81         (2,869)
Segment assets...............     232,973           156,002          334,956            (305,726)       418,205
Expenditures for segment
assets.......................         550             1,161              438                  --          2,149

THREE MONTHS ENDED
SEPTEMBER 30, 2000

Revenues from external
customers....................  $   71,006      $     45,952        $   3,365        $         --      $ 120,323
Intersegment revenues........          --            24,747            2,410             (27,157)            --
Interest expense.............       3,496             1,068            2,780              (2,348)         4,996
Depreciation and amortization       1,847             1,269              336                  --          3,452
Segment profit (loss) before
     income taxes............      (5,201)              405           (4,016)                 50         (8,762)
Segment assets...............     159,582           201,613          228,720            (226,612)       363,303
Expenditures for segment
assets.......................         585             1,414               --                  --          1,999



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

(10) SUBSEQUENT EVENTS

     On October 27, 2000, the Company announced that it is consolidating the production of its three Texas manufacturing plants into two, and is therefore temporarily idling its plant in Burleson, Texas. Costs associated with this temporary idling are not expected to be significant and will be reflected in the results of operations for the second fiscal quarter ended December 31, 2000.

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

GENERAL

     American Homestar is a national, vertically integrated manufactured housing company with operations in manufacturing, retailing, financing and insurance.

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

     On July 13, 1998, the Company completed the acquisition of First Value Homes, Inc. ("First Value"), which operated two retail sales centers in North Carolina. The results of the acquired operations of First Value have been included with those of the Company effective July 1, 1998.

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

     In March 1999, the Company acquired 25% of the outstanding common stock of HomeMax, Inc. ("HomeMax") from Zaring National Corporation ("Zaring") in exchange for a $4.4 million note, and the Company loaned

HomeMax $4 million in exchange for a subordinated note convertible into an additional 25% of HomeMax's common stock. The Company also received an option to acquire all of the remaining HomeMax common stock after three years at a predefined price. Zaring may require, or the Company may elect, earlier exercise of this option if HomeMax meets certain performance goals within the three-year period. In connection with this transaction, the Company entered into a Management and Consulting Agreement with Zaring and HomeMax pursuant to which the Company will manage the HomeMax operations. In addition the Company, Zaring and HomeMax entered a Securityholders Agreement providing for the joint control of HomeMax by the Company and Zaring and certain restrictions on the capital stock of HomeMax. HomeMax currently operates eleven retail sales centers in North Carolina, South Carolina and Kentucky.

MANUFACTURING AND RETAIL RESTRUCTURING

         In response to industry conditions, the Company throughout fiscal 2000 thoroughly reviewed its operating structure. Losses incurred in certain of its retail sales centers and diminishing profitability in its manufacturing operations were the apparent result of industry-wide over capacity and excess new home inventory levels and a cyclically ill-timed expansion by the Company into non-core markets (outside of the core southwest base of operations) over the period of three years. As a result of this review, the Company made decisions to restructure both its manufacturing and retail operations. This restructuring resulted in an approximately $43.6 million charge to operations in fiscal 2000 for restructuring costs, asset impairment costs and other expenses related to these actions.

     In August 2000, the Company announced the further consolidation of its production in Alabama through the temporary idling of its Lynn, Alabama manufacturing facility. As a result, the Company recorded a $0.6 million restructuring charge during the three months ended September 30, 2000. At September 30, 2000, approximately all of the accrued restructuring charges remained. The Company anticipates that its restructuring efforts will be complete by March 31, 2001.

RESULTS OF OPERATIONS

     The following table summarizes certain key sales statistics for the three months ended September 30, 1999 and 2000:

                                                                                  THREE MONTHS ENDED
                                                                         -------------------------------------
                                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                                               1999                2000
                                                                         ------------------   ----------------
Company-manufactured new homes sold at retail .......................          1,430                1,386
Total new homes sold at retail.......................................          1,612                1,444
Internalization rate (1).............................................            89%                  96%
Previously-owned homes sold at retail................................            572                  508
Average retail selling price--new homes (HUD code)...................      $  55,097            $  57,054
Average retail selling price--new homes (modular)....................      $ 114,561            $ 115,046
Number of company-owned retail sales centers at end of period........            124                   98
Total manufacturing shipments .......................................          3,077                1,899
Manufacturing shipments to independent retail sales centers, including
     franchisees.....................................................          1,804                1,088

(1) The internalization rate is the proportion of new homes sold by Company-owned retail sales centers that are manufactured by the Company.

     The following table summarizes the Company's operating results, expressed as a percentage of revenues, for the periods indicated:

                                                                                  THREE MONTH ENDED
                                                                         -------------------------------------
                                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                                               1999                2000
                                                                         ------------------   ----------------
Total revenues.......................................................           100.0%             100.0%
Gross profit.........................................................            23.5%              26.2%
Selling, general and administrative..................................            21.2%              28.9%
Restructuring charge.................................................             1.4%               0.5%
Operating income (loss)..............................................             0.8%              (3.1%)
Net loss.............................................................            (0.9%)             (7.7%)



Three months ended September 30, 1999 compared to three months ended September 30, 2000

     Net Sales. Net sales of manufactured homes were $114.5 million for the three months ended September 30, 2000, a decrease of 26.3% from $155.3 million for the three months ended September 30, 1999. The decrease was primarily due to fewer retail sales centers and manufacturing plants in operation and a corresponding decrease in production rates as a result of lower dealer and end-user demand. The Company closed 13 retail sales centers and one plant during the first quarter of fiscal 2001.

     Other Revenues. Other revenues, which include revenues from transportation, financial services and other operating activities, decreased to $5.8 million for the three months ended September 30, 2000 compared to $10.4 million for the three months ended September 30, 1999. Transportation revenues for the three months ended September 30, 2000 were $2.4 million, a decrease of 12.9% from $2.7 million for the three months ended September 30,1999. Transportation is not a key growth operation of the Company and has over time represented a declining proportion of total revenues and net income. Other non-transportation revenues decreased to $3.4 million for the three months ended September 30, 2000, compared to $7.7 million for the three months ended September 30, 1999. This decrease was the result of lower insurance revenues and other operating income due to the lower sales volume.

     Cost of Sales. Total costs of sales were $88.8 million, or 77.5% of net sales, for the three months ended September 30, 2000 compared to $126.9 million, or 81.7% of net sales, for the three months ended September 30, 1999. Cost of manufactured homes sold were $86.8 million, or 75.8% of net sales, for the three months ended September 30, 2000, as compared to $124.7 million, or 80.3% of net sales, for the three months ended September 30, 1999. The decrease in cost of sales was primarily due to lower sales volume. The decrease in cost of sales, expressed as a percentage of net sales, was primarily the result of decreases in material costs. Cost of sales attributable to transportation operations for the three months ended September 30, 2000 was $2.0 million, or 84.0% of transportation revenues, compared to $2.2 million, or 83.0% of transportation revenues, for the three months ended September 30, 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000, were $34.8 million, or 28.9% of total revenues, compared to $35.2 million, or 21.3% of total revenues, for the three months ended September 30, 1999. The increase in selling, general and administrative expenses as a percentage of total revenues is attributable to fixed costs being spread over a lower volume of sales. Also, $1.5 million was included in selling, general and administrative expenses related to the separation agreement signed in August 2000 by the Company's former chief executive officer.

     Restructuring Charge. The Company incurred a restructuring charge during the three months ended September 30, 2000 of $0.6 million due to the temporary idling of its Lynn, Alabama manufacturing facility. Related to this restructuring charge, the Company recorded a $0.1 million charge to cost of sales to write down inventory.

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

     Interest Expense. Interest expense increased to $5.0 million for the three months ended September 30, 2000, from $4.0 million for the three months ended September 30, 1999. This increase was primarily attributable to incremental interest charges associated with certain amendments to the Company's senior unsecured notes and to additional interest on the Company's floor plan financing arrangement due to a higher net outstanding balance.

     Income Taxes. For the three months ended September 30, 2000, the Company recorded income tax expense of $0.3 million related to state income tax expense for certain of its subsidiaries. The Company recognized a valuation allowance to fully value the operating loss generated during the three months ended September 30, 2000 and, as a result, no federal income tax benefit was recorded. For the three months ended September 30, 1999, an income tax benefit of $1.2 million, or 43.0% of loss before income taxes, minority interest and earnings in affiliates was recorded. The income tax benefit was favorably affected by permanent differences such as amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $21.7 million and $8.1 million for the three months ended September 30, 1999 and 2000, respectively. Decreases in inventories and accounts receivable and an increase in accrued expenses contributed to the positive operating cash flows for the three months ended September 30, 2000. Offsetting these items were increases in prepaid and other current assets and other non-current assets. The decrease in accounts receivable is attributable to the timing of cash receipts and lower sales volumes. The decrease in inventories is the result of management initiatives to reduce the levels of inventories carried by the Company. Also, the Company received an income tax refund of approximately $7.5 million during the three months ended September 30, 2000. This refund was recorded as a reduction of other accrued income taxes, and as a result, the income tax refund accounted for approximately $7.5 million of the increase in accrued expenses.

      The Company had capital expenditures of $3.6 million and $2.0 million for the three months ended September 30, 1999 and 2000, respectively. These expenditures were used primarily to enhance and maintain existing retail sales centers, manufacturing capacity and for leasehold improvements with respect to the Company's franchisees.

     At September 30, 2000, the Company had a $125 million floor plan credit facility with Associates Housing Finance, LLC ("the Associates"). The facility, similar to a revolving credit facility, bears interest at a rate of prime less 0.5% and is used to finance the purchase of inventory of new homes at Company-owned retail sales centers. The Company is able to purchase participations in the floor plan credit facility, effectively reducing its net borrowings under the facility. These participations earn interest at a rate of prime less 1.50% (with such interest income reported as a reduction of total interest expense) and are immediately available to the Company in cash as the Company redeems them. At September 30, 2000, the Company had net borrowings of $92.0 million (gross borrowings of $93.5 million less participations of $1.5 million). In January 2000, the Associates announced that it would be discontinuing retail and floor plan financing for the manufactured housing industry. The Company does however have a contract with the Associates to provide floor plan financing through July 2000. The Associates has acknowledged this and assured the Company that it will continue to provide their floor plan credit facility under the same terms. The Company is seeking to identify alternative sources of floor plan financing. The Company has arranged a $12.5 million floor plan credit facility with Bombardier Capital for its HomeMax affiliate and an additional $37.5 million from Bombardier Capital, which is available to floor plan franchisees or pre-sold products from Company stores. Currently the entire $37.5 million remains unused. The Company has had discussions with other lenders who have potential interest in establishing floor plan credit facilities for the Company, although the floor plan lending environment has tightened in the past year. The Company plans to establish smaller floor plan credit facilities with several lenders so as not to be as dependent on a single lender in the future.

     The terms of the 7.25% Series A Senior Unsecured Notes as well as the 8.32% Senior Unsecured Notes issued in July 1997, as amended, provide for the maintenance of certain financial covenants as well as possible increases in the interest rate based on levels of the fixed charge coverage ratio. Because of the operating losses reported by the Company during fiscal year 2000, the Company would not have been in compliance with the fixed charge coverage requirement at March 31, 2000 had the noteholders not granted a waiver of such technical defaults. The waiver was extended to September 29, 2000. In addition, based on the levels of the fixed charge coverage ratios, an additional 30, 60 and 125 basis points was added to the interest rate for the second, third and fourth quarters, respectively, of fiscal year 2000.

     On September 29, 2000, the Company reached agreement with the noteholders as to a temporary amendment, which covers the period from September 30, 2000 through, and including, September 29, 2001. Under the terms of this amendment, the Company must meet certain financial performance and condition tests based on its fiscal 2001 business plan. The tests include meeting certain interest coverage ratios, the maintenance of minimum levels of net worth and limitations on the amount of net debt the Company may carry, expressed both in absolute terms and in relation to shareholders' equity. In exchange, the Company has agreed to additional quarterly interest payments of 1.75% per annum above the stated rates on each note. An additional interest charge of 3.50% per annum will be accrued for the one-year amendment period. At September 30, 2001, the Company may elect to pay the additional 3.5% interest or add it to the principal balance of the original debt. In addition, the Company was required to grant warrants, which are exchangeable for common stock, beginning in January 2005. The warrants, which represent a total of 10% of the outstanding stock of the Company (plus warrants to purchase 10% of currently outstanding options and convertible securities, if the same are exercised or converted), are exercisable at the par value ($0.05 per share) of the common stock. The warrants also have anti-dilution protection and registration rights. While the warrants have yet to be valued, the Company estimates that all these changes will increase the effective cost of the senior notes from an original average rate of approximately 7.8% to an effective average rate of as much as 13.8 %, adding approximately $6.7 million in interest charges for the period of the amendment, of which only $2.0 million represents a current cash cost. The Company is also required to hire a consultant or advisor during the one-year amendment period to assist in improving overall performance.

     The warrants granted will be valued and amortized as additional interest expense over the remaining life of the outstanding debt. The impact of warrant amortization on interest expense for the three months ended September 30, 2000 was not material. At September 30, 2000, the Company was in compliance with all debt covenants, as amended on September 29, 2000.

     Based on its current business plan, management believes that current cash resources, an income tax refund of approximately $7.5 million received during the three months ended September 30, 2000, additional borrowing capacity and future cash provided from operations will be sufficient to satisfy internal working capital and capital expenditure requirements for the upcoming year. Outside factors such as repurchases and possible credit enhancements to support future floor plan lines are not currently estimable but may, if substantial, place a strain on available cash resources. Management's current focus is on improving performance, profitability and cash flow from continuing operations through its restructuring and core reduction initiatives. In addition, the Company is refining its cash management and resource management efforts to insure that cash and liquidity is preserved.

SUBSEQUENT EVENTS

     On October 26, 2000, the Company announced that its interim President and Chief Executive Officer, one of the Company's outside directors, had resigned in such capacities and as a director of the Company. The Company's Chairman was appointed President and Chief Executive Officer.

     On October 27, 2000, the Company announced that it is consolidating the production of its three Texas manufacturing plants into two, and is therefore temporarily idling its plant in Burleson, Texas. Costs associated with this temporary idling are not expected to be significant and will be reflected in the results of operations for the second fiscal quarter ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company has no financial instruments held for trading purposes. The Company originates loans through its 50% owned affiliate Homestar 21, most of which are at fixed rates of interest, in the ordinary course of business and periodically securitizes them to obtain permanent financing for such loan originations. Accordingly, Homestar 21's loans held for sale are exposed to risk from changes in interest rates between the time loans are originated and the time at which Homestar 21 obtains permanent financing, generally at fixed rates of interest, in the asset-backed securities market. Homestar 21 attempts to manage this risk by minimizing the warehousing period of unsecuritized loans. Homestar 21 currently does not originate any loans with the intention of holding them for investment.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for discussion of warrants issued in connection with the Company's September 29, 2000 amended senior noteholders agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
                                  EXHIBIT INDEX

                                                                            EXHIBIT            REPORT WITH WHICH
DESCRIPTION                                                                   NO.              EXHIBIT WAS FILED
-----------                                                                ----------    ------------------------------
Restated Articles of Incorporation of American Homestar Corporation.          3.1        S-1 Registration Statement
                                                                                         No. 33-78630

Articles of Amendment to the Restated Articles of Incorporation               3.2        August 1999, Form 10-K

Amended and Restated Bylaws of American Homestar Corporation.                 3.3        S-1 Registration Statement
                                                                                         No. 33-78630

Form of certificate evidencing ownership of Common Stock of American          4.1        S-1 Registration Statement
   Homestar Corporation.                                                                 No. 33-78630

Separation Agreement dated August 18, 2000 by and between American           10.17       October 2000, Form 10-K
   Homestar Corporation and Lawrence A. Dawson, Jr.

2000-B Amendment and Warrant Agreement dated as of September 29, 2000 to     10.20       October 2000, Form 10-K
   8.32% Senior Notes due 2007

Form of Warrant to Purchase Common Stock dated September 29, 2000 issued     10.21       October 2000, Form 10-K
   to 8.32% Senior Noteholders

Stock Purchase Agreement by and between the Company, 21st Century            10.22       October 2000, Form 10-K
   Mortgage Corporation and XXI Holding Co., Inc. dated June 28, 2000

Financial Data Schedule                                                      27          Filed herewith

(b)      REPORTS ON FORM 8-K -

           None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN HOMESTAR CORPORATION

     Date: November 13, 2000       By: /s/ Craig A. Reynolds
                                       -----------------------------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                         Officer and Secretary (Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT INDEX

                                                                           EXHIBIT          REPORT WITH WHICH
                        DESCRIPTION                                        NUMBER           EXHIBIT WAS FILED
                        -----------                                        ------           -----------------
Restated Articles of Incorporation of American Homestar Corporation.          3.1        S-1 Registration Statement
                                                                                         No. 33-78630

Articles of Amendment to the Restated Articles of Incorporation               3.2        August 1999, Form 10-K

Amended and Restated Bylaws of American Homestar Corporation.                 3.3        S-1 Registration Statement
                                                                                         No. 33-78630

Form of certificate evidencing ownership of Common Stock of American          4.1        S-1 Registration Statement
   Homestar Corporation.                                                                 No. 33-78630

Separation Agreement dated August 18, 2000 by and between American           10.17       October 2000, Form 10-K
   Homestar Corporation and Lawrence A. Dawson, Jr.

2000-B Amendment and Warrant Agreement dated as of September 29, 2000 to     10.20       October 2000, Form 10-K
   8.32% Senior Notes due 2007

Form of Warrant to Purchase Common Stock dated September 29, 2000 issued     10.21       October 2000, Form 10-K
   to 8.32% Senior Noteholders

Stock Purchase Agreement by and between the Company, 21st Century            10.22       October 2000, Form 10-K
   Mortgage Corporation and XXI Holding Co., Inc. dated June 28, 2000

Financial Data Schedule                                                      27          Filed herewith