Form 10-Q
period 2001-12-28
AMERICAN HOMESTAR CORP
filed 2002-03-28
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  December  28,  2001


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [   ]  No  [ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [ X ]  No  [   ]

The Company has 100 shares of Series M common stock, par value $.01 per share, outstanding as of March 28, 2002. The Company is required to issue up to 10 million shares of Series C common stock, par value $.01 per share, to general unsecured creditors in connection with the Company's Third Amended and Restated Plan of Reorganization. The Company will issue shares of Series C common stock as the claims review and adjustment process is completed.

                               PART I - FINANCIAL INFORMATION


                                                                                       PAGE
                                                                                       ----
Item 1.  Financial Statements
         Consolidated Balance Sheets - September 29, 2001 and December 28, 2001
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
         Consolidated Statement of Operations - three months ended December 28, 2001
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
         Consolidated Statement of Cash Flows - three months ended December 28, 2001
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . .    15

                                 PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . . .    16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .    16

                         PART I - FINANCIAL INFORMATION

     On January 11, 2001, American Homestar Corporation (the "Company") and twenty-one (21) of its subsidiaries/affiliates filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization of the Company and its subsidiaries (the "Plan"). All conditions to the effectiveness of the Plan were met and the Plan became effective on October 3, 2001 (the "Effective Date").

     Under the terms of the Reorganization Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of Series C common stock and is required to issue 10 million shares of newly authorized Series C common shares to its general unsecured creditors. Those shares will be issued upon the Company's completion of its claims review and adjustment process. The Company also has the authority to issue 7.5 million shares of Series M common stock to management under an incentive program.

     In connection with its reorganization, the Company adopted "Fresh-Start Reporting" under American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," beginning September 29, 2001, which coincides with the end of the Company's first fiscal quarter. The Company elected to use September 29, 2001, its quarter end, as its Fresh-Start Reporting date versus the Effective Date of the Plan, October 3, 2001 as interim activity was immaterial. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximates the fair value of the assets and liabilities at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. Accordingly, the Company recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. The Company included its Fresh-Start Balance Sheet as Exhibit 99.1 to the Form 8-K the Company filed with the Securities Exchange Commission on March 20,2002.

     During its reorganization, the Company did not prepare or present annual and quarterly reports with the Securities and Exchange Commission but instead filed Monthly Operating Reports with the Bankruptcy Court, as required by the Bankruptcy Code. The Company also filed its Monthly Operating Reports as well as its confirmed Plan with the Securities and Exchange Commission. The reorganized Company has substantially less assets, liabilities and operations than prior to its reorganization. Additionally, the reorganized Company has entirely new ownership, as the Plan cancelled all classes of equity securities issued by the Company prior to its reorganization. For these reasons, historical data, normally provided, are not presented, as such data is not comparable to current data.

                          AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                               SEPTEMBER 29,    DECEMBER 28,
                                                                    2001           2001
                                                                                (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $       15,314  $      15,922
  Cash - reserved for claims. . . . . . . . . . . . . . . . .           4,453          3,015
  Cash - restricted . . . . . . . . . . . . . . . . . . . . .           8,563          8,611
  Accounts receivable - trade, net. . . . . . . . . . . . . .           2,251          3,160
  Accounts receivable - other, net. . . . . . . . . . . . . .             332              8
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .          22,884         23,315
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .           1,201          1,031
  Notes receivable. . . . . . . . . . . . . . . . . . . . . .             285            285
  Other current assets. . . . . . . . . . . . . . . . . . . .           1,076            546
                                                               --------------  -------------
    Total current assets. . . . . . . . . . . . . . . . . . .          56,359         55,893

Other assets. . . . . . . . . . . . . . . . . . . . . . . . .             383            476
Investments in affiliates, at equity. . . . . . . . . . . . .           3,037          2,895
Notes receivable. . . . . . . . . . . . . . . . . . . . . . .             321            283
Property, plant and equipment . . . . . . . . . . . . . . . .          10,463         10,325
Assets held for sale. . . . . . . . . . . . . . . . . . . . .           6,043          6,043
                                                               --------------  -------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . .  $       76,606  $      75,915
                                                               ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Floor plan payable. . . . . . . . . . . . . . . . . . . . .  $       19,622  $      19,990
  Current installments of notes payable . . . . . . . . . . .             331            260
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .           2,412          1,677
  Accrued salaries and benefits . . . . . . . . . . . . . . .             825          1,100
  Accrued federal and state taxes payable . . . . . . . . . .              56            145
  Other reserves. . . . . . . . . . . . . . . . . . . . . . .           5,142          5,173
  Other taxes . . . . . . . . . . . . . . . . . . . . . . . .             653            885
  Warranty reserve. . . . . . . . . . . . . . . . . . . . . .           2,145          2,019
  Customer deposits . . . . . . . . . . . . . . . . . . . . .             922            926
  Accrued other liabilities . . . . . . . . . . . . . . . . .           3,687          3,429
  Deferred income . . . . . . . . . . . . . . . . . . . . . .             337            383
  Liquidation and plan reserve. . . . . . . . . . . . . . . .           1,877          1,797
  Claims reserve. . . . . . . . . . . . . . . . . . . . . . .           4,453          3,015
  Initial distribution payable. . . . . . . . . . . . . . . .           2,100          2,100
                                                               --------------  -------------
    Total current liabilities . . . . . . . . . . . . . . . .          44,562         42,899

Notes payable, less current installments. . . . . . . . . . .           1,149          1,110
Minority interest in consolidated subsidiary. . . . . . . . .             716            746

 SHAREHOLDERS' EQUITY
  Common stock series C, par value  $0.01 (15,000,000 shares.              --             --
    authorized, 10,000,000 shares to be issued)
  Common stock series M, par value $0.01 (7,500,000 shares. .              --             --
    authorized, 100 shares outstanding)
Additional paid-in capital. . . . . . . . . . . . . . . . . .          30,179         30,179
Retained earnings . . . . . . . . . . . . . . . . . . . . . .               -            981
                                                               --------------  -------------
    Total shareholders' equity. . . . . . . . . . . . . . . .          30,179         31,160

    Total liabilities and shareholders' equity. . . . . . . .  $       76,606  $      75,915
                                                               ==============  =============


          See accompanying notes to consolidated financial statements

                   AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                Three Months Ended
                                                                   DECEMBER 28,
                                                                       2001
                                                                   (UNAUDITED)
Revenues:
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . .  $            23,393
  Other revenues. . . . . . . . . . . . . . . . . . . . . . .                5,664
                                                               --------------------
    Total revenues. . . . . . . . . . . . . . . . . . . . . .               29,057
Costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .               19,078
  Selling and administration expenses . . . . . . . . . . . .                8,893
                                                               --------------------
  Total costs and expenses. . . . . . . . . . . . . . . . . .               27,971
                                                               --------------------
  Operating income. . . . . . . . . . . . . . . . . . . . . .                1,086
Interest expense. . . . . . . . . . . . . . . . . . . . . . .                 (276)
Other income. . . . . . . . . . . . . . . . . . . . . . . . .                   71
                                                               --------------------
  Income before taxes . . . . . . . . . . . . . . . . . . . .                  881
Income tax. . . . . . . . . . . . . . . . . . . . . . . . . .                   --
                                                               --------------------
  Income before minority interests and earnings in affiliates                  881
Minority interests. . . . . . . . . . . . . . . . . . . . . .                  (30)
Earnings in affiliate . . . . . . . . . . . . . . . . . . . .                  130
                                                               --------------------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $               981
                                                               ====================


          See accompanying notes to consolidated financial statements

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED
                                                               DECEMBER 28,
                                                                   2001
                                                               (UNAUDITED)
                                                           --------------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . .  $               981
    Depreciation. . . . . . . . . . . . . . . . . . . . .                  156
    Minority interests in loss of consolidated subsidiary                   30
    Earnings in affiliates. . . . . . . . . . . . . . . .                 (130)
    Change in current working capital:
      Increase in receivables . . . . . . . . . . . . . .                 (585)
      Increase in inventories . . . . . . . . . . . . . .                 (431)
      Decrease in prepaid expenses and other assets . . .                  645
      Decrease in accounts payable and accrued expenses .                 (522)
      Payment of Plan Obligations . . . . . . . . . . . .               (1,438)
                                                           --------------------
        Net cash used in operating activities . . . . . .               (1,294)
                                                           --------------------
Cash flows from investing activities -
  Purchases of property, plant and equipment. . . . . . .                  (18)
  Dividend from Unconsolidated Affiliate. . . . . . . . .                  272
                                                           --------------------
        Net cash provided by investing activities . . . .                  254
                                                           --------------------
Cash flows from financing activities:
  Borrowing under floor plan payable. . . . . . . . . . .               11,737
  Repayment of floor plan payable . . . . . . . . . . . .              (11,369)
    Principal payment of notes payable. . . . . . . . . .                 (110)
    Decrease in restricted and reserved cash. . . . . . .                1,390
                                                           --------------------
        Net cash provided by financing activities . . . .                1,648
                                                           --------------------

Net increase in cash and cash equivalents . . . . . . . .                  608

Cash and cash equivalents at beginning of period. . . . .               15,314
                                                           --------------------

Cash and cash equivalents at end of period. . . . . . . .  $            15,922
                                                           ====================

Supplemental cash flow information:
        Interest paid . . . . . . . . . . . . . . . . . .  $               290
                                                           ====================


           See accompanying notes to consolidated financial statements

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     REORGANIZATION AND BASIS OF REPORTING

REORGANIZATION

     The Company recently completed its formal reorganization under Chapter 11 of the US Bankruptcy Code. Its Plan of Reorganization ("the Plan") was confirmed on August 14, 2001 and became effective October 3, 2001 (the "Effective Date").

     In connection with its reorganization, the Company has significantly downsized its operations and has focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 38 retail sales centers and has smaller sales operations in two manufactured housing communities. The Company also operates three manufacturing plants, two of which are producing new homes while the third is used to refurbish lender repossessions. The Company also operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. In addition, the Company operates a reinsurance company, which reinsures the credit life and extended warranty policies sold by the Company, allowing the Company to participate in additional homeowner insurance profits in years where claims are lower than expected. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. Additionally, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. Management believes that its vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

BASIS  OF  REPORTING

     Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" when compared to periods prior to September 29, 2001 "Predecessor Company") adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximated their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Balance Sheet, and October 3, 2001, the Effective Date of the Plan was not material to the Consolidated Balance Sheet.

     The reorganization value of the Company's common equity of approximately $30 million at September 29, 2001 was determined by an independent valuation and financial specialist, after consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company was allocated to various asset categories pursuant to Fresh-Start accounting principles.

     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three months ended December 28, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2002. These consolidated financial statements should be read in conjunction with the financial statement and the notes thereto included in the Company's Form 8-K filed March 20, 2002.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and other related provisions. SFAS 144 provides updated guidance concerning the recognition (continued) and measurement of an impairment loss for certain types of long-lived assets. It also expands the scope of a discontinued operation to include a component of an entity, and it eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. The adoption of the provisions of SFAS 144 will have no impact on the Company's results of operations, financial position or cash flows.

(2)  LIQUIDITY

     Management believes that American Homestar Corporation has adequate debt financing availability and will have sufficient liquidity throughout fiscal 2002 to support continued operations and meet all obligations under the Plan. Management's assessment of its liquidity and ability to sustain operations is based on certain assumptions regarding industry and economic conditions. There is no assurance that the Company's liquidity will not be impacted by unforeseen conditions.

(3)  REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealers on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months).

     While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At December 28, 2001, the Company was at risk to repurchase up to $1.7 million of manufactured homes and has provided for estimated net repurchase losses of approximately $135,000.

(4)  INVENTORIES

     A  summary  of  inventories  follows  (in  thousands):

                                   SEPTEMBER 29,   DECEMBER 28,
                                        2001           2001
                                   --------------  -------------
Manufactured homes:
  New . . . . . . . . . . . . . .  $       20,194  $      20,559
  Used. . . . . . . . . . . . . .             897          1,312
Furniture and supplies. . . . . .              98            104
Raw materials and work-in-process           1,695          1,340
                                   --------------  -------------
                                   $       22,884  $      23,315
                                   ==============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  INVESTMENTS  IN  AFFILIATED  COMPANY

     Homestar 21, LLC ("Homestar 21") is 50% owned by the Company and 50% owned by 21st Mortgage, a company not affiliated with the Company. The Company accounts for this investment in Homestar 21 using the equity method. The Company invested $2.4 million in Homestar 21 during fiscal 2000. Summary financial information for Homestar 21, as of and for the three months ended December 28, 2001 follows (in thousands):

                                           DECEMBER 28,
                                               2001
                                           -------------
       Total assets . . . . . . . . . . .  $      43,231
       Total liabilities. . . . . . . . .  $      37,442
       Total equity . . . . . . . . . . .  $       5,789
       Total revenue (three months ended)  $         651
       Net income (three months ended). .  $         259

(6)  NOTES AND FLOOR PLAN PAYABLE

     The Company finances the purchase of its display models and inventory homes through a floor plan credit facility with Associates Housing Finance LLC ("Associates"). Although the maximum allowance under the line of credit is $38 million with various sub-limits for each category of inventory financed, the Company anticipates that the loan has a maximum potential advancement of $23 to $24 million. The line is contractually committed until October 2, 2004. The balance outstanding at December 28, 2001 was approximately $20.0 million, consisting of $16.3 million in revolving debt and $3.7 million under two liquidating lines. As the liquidating lines are paid down, additional borrowing capacity is added to the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the line carry no interest for the first six months (until April 3, 2002) and thereafter accrue interest at a rate of prime plus 1% per annum. The floor plan payable is secured by substantially all of the Company's inventory, real estate and by certain other assets (including certain specific cash deposits, approximately $3.4 million at December 28, 2001 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests the Company is required to meet under its floor plan agreements. One test is floor plan debt compared to total assets (as defined). The other test is a minimum cash balances requirements. At December 28, 2001, the Company was in compliance with all covenants.

     In addition to the floor plan payable the Company also has other notes payable, primarily to non-financial institutions secured by real estate with interest rates ranging from 7.25% to 10.50%. None of these notes payable have covenant requirements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  INCOME  TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 28, 2001 are as follows (in thousands):

                                                 DECEMBER 28,
                                                     2001
                                                --------------
Current Deferred Taxes:
  Uniform Capitalization of Inventory. . . . .  $          84
  Inventory Reserve. . . . . . . . . . . . . .            609
  Allowance for doubtful accounts. . . . . . .          2,161
  Liabilities not deductible until paid. . . .          1,348
  Net operating loss carry forward . . . . . .          4,653
                                                --------------
  Total before valuation allowance . . . . . .          8,855
  Valuation allowance. . . . . . . . . . . . .  $      (8,855)
                                                --------------

    Current deferred tax assets. . . . . . . .  $          --
                                                ==============

Non-current deferred taxes:
  Goodwill amortization and write-offs . . . .         14,864
  Plant and equipment depreciation differences          1,800
  Impairment of assets . . . . . . . . . . . .          8,626
  Other non-current. . . . . . . . . . . . . .            100
  Net operating loss carry forward . . . . . .         28,108
                                                --------------
  Total before valuation allowance . . . . . .         53,498
  Valuation allowance. . . . . . . . . . . . .  $     (53,498)
                                                --------------

    Non-current deferred tax asset . . . . . .  $          --
                                                ==============

     At December 28, 2001, the Company has net operating loss carryforwards of approximately $94 million for income tax purposes that will expire from 2010 through 2021. As a result of the reorganization, the ultimate utilization of the Company's net operating losses could possibly be limited and/or restricted.

     For financial reporting purposes, a valuation allowance of $62.4 million has been recognized to offset the deferred tax assets related to these carryforwards and other deferred tax assets that may not be realized.

     The income tax benefit for the three month period ended December 28, 2001 differs from the federal statutory rate principally due to income tax benefits recorded by Lifetstar Reinsurance Limited and Roadmasters Transportation Company, subsidiaries that do not consolidate their financial reporting with the Company for income tax purposes. A provision was not recorded for federal or state income tax due to net operating losses that have not previously been benefited. (See note 10)

(8)  SHAREHOLDERS'  EQUITY  AND  PRO-FORMA  EARNINGS  PER  SHARE

     Pursuant to the Plan, all shares and rights to shares of stock in the Predecessor Company were cancelled as of the Effective Date. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company will issue new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. Under the Plan, the Successor Company has authority to issue 15 million shares of Series C common stock and 7.5 million shares of Series M common stock. It is anticipated that 10 million

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of Series C common stock will be issued for resolution of claims. As of September 29, 2001, no shares of Series C common stock and 100 shares of series M common stock were issued and outstanding. The Successor Company anticipates that the shares of Series C Common Stock will be distributed beginning in April 2002, and that the distribution will continue on an incremental basis as the Bankruptcy Court enters orders allowing and disallowing claims that have been filed in the Company's bankruptcy case. The Plan provides that up to one-third of the Company's newly issued shares (consisting of shares of Series M common stock) can be awarded to management under an incentive program established by the Plan. As such 4,999,900 shares of Series M common stock are reserved for option grants to management. Options for 4,949,900 shares have been approved at an exercise price of $1.35 per share. Those options vest seven years from date of grant unless certain annual performance criteria are met sooner. Because the exercise price of the options is equal to the current market price of the shares under option, the options are not dilutive. Therefore, pro-forma basic and diluted shares outstanding were 10,000,100 and pro-forma basic and diluted earnings per share for the three months ended December 28, 2001 was $0.10.

(9)  BUSINESS SEGMENTS

     The Company operates primarily in three business segments- (i) retail sales; (ii) manufacturing; and (iii) corporate, which consists of transportation services, financial services and the corporate group. The following table summarizes for the three months ended December 28, 2001 information about these segments (in thousands):

                                     RETAIL   MANUFACTURING                ADJUSTMENTS/
                                     RETAIL   MANUFACTURING    CORPORATE   ELIMINATIONS  TOTAL
                                     -------  --------------  -----------  ------------  -------

Revenues from external customers. .  $20,640  $        2,753  $    5,664   $        --   $ 29,057
Intersegment revenues . . . . . . .       --          10,730          --        (10,730)       --
Interest expense. . . . . . . . . .      276              --          --             --       276
Depreciation. . . . . . . . . . . .       59              60          37             --       156
Segment profit (loss) before income      357           1,132        (324)          (284)      881
  taxes and earnings in affiliates
Segment assets. . . . . . . . . . .   33,783          27,424      42,533        (27,825)   75,915
Expenditures for segment assets . .        8              --          10             --        18

     Intersegment revenues consist primarily of sales by the manufacturing segment to the retail segment and are transferred at market price. The adjustment to intersegment revenue and segment profit is made to eliminate intercompany sales and profit between the manufacturing and retail segments. The segment assets adjustment consists primarily of an adjustment to eliminate subsidiaries' equity at the corporate level and the elimination of intercompany receivables.

     Earnings in affiliates in the consolidated statements of operations relates to the financial services segment.

(10) SUBSEQUENT EVENTS

     On March 9, 2002, The Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. Among other things, the Act extended the eligible periods to which certain losses (those arising in fiscal years ending in 2001 or 2002) could be carried back for federal income tax purposes from two years to five years. The Company reported a significant taxable loss for its fiscal year ended June 30, 2001. Management believes that, under the Act, the Company is eligible to carry that loss back to its tax years ended in May 1997 and May 1998. In those years, the Company reported taxable income and paid federal taxes. Management is currently in the process of determining its loss carry-back and potential refund, preliminarily estimated at $18.1 million. The actual recovery amount is contingent upon proper application for the carry-back and final review and approval of the Government. When the actual amount is determined, it will be reflected as an adjustment to Shareholders' Equity in accordance with Fresh Start Reporting.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     FOR THE QUARTER ENDED DECEMBER 28, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "should," and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

GENERAL:

     American Homestar is a regional, vertically integrated manufactured housing Company with operations in manufacturing, retailing, home transportation services, financing and insurance. The Company has its principal operation in Texas, although it also sells its products in neighboring states. The Company refers to this regional market as its core Southwest market.

     The Company recently completed its formal reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's plan of reorganization was confirmed on August 14, 2001 and became effective October 3, 2001. In connection with its reorganization the Company adopted Fresh Start accounting under AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," beginning September 29, 2001, which coincides with the beginning of its second fiscal quarter. The application of Fresh Start accounting required the Company to restate its assets at fair value and to reflect appropriate post-reorganization liabilities including reserves for claims that will become due under the Plan. The difference between total assets, on a restated basis, and total liabilities became initial contributed capital, subject to upward or downward adjustment based on the appraised value of the Company. The Company's appraised value at September 29, 2001 was approximately $30 million, therefore no additional valuation adjustment was necessary.

     In connection with its reorganization, the Company has significantly downsized its operations and has focused on its core Southwest market, where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 38 retail sales centers and has smaller sales operations in two manufactured housing communities. The Company also operates three manufacturing plants, two of which are producing new homes while the third is used to refurbish lender repossessions. The Company also operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. In addition, the Company operates a reinsurance company, which reinsures the credit life and extended warranty policies sold, and allows the Company to participate in additional homeowner insurance profits in years where losses are lower than expected. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured homes, modular homes and offices. The Company also has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. Management believes that its vertical integration strategy, deriving multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 28, 2001
------------------------------------------------------------

     The results of operations for this quarter reflect operating results for the Company's first fiscal quarter following its reorganization. While traditional discussion and analysis compares the current quarter with the same quarter in the previous year, such an analysis is not meaningful for this period due to the dramatic downsizing and other changes in the Company and its base of operations as a result of its reorganization. This discussion and analysis addresses the significant factors that reflect in the Company's operating results for the quarter.

     The following table summarizes certain key sales and operating statistics for the period:

                                                           THREE MONTHS ENDED
                                                              DECEMBER 28,
                                                                  2001
                                                           -------------------
Company manufactured new homes sold at retail
  Single section. . . . . . . . . . . . . . . . . . . . .                  115
  Multi-section . . . . . . . . . . . . . . . . . . . . .                  242
                                                           -------------------
Total new homes sold at retail. . . . . . . . . . . . . .                  357
Previously owned homes sold at retail . . . . . . . . . .                  111
Average retail selling price - new homes (excluding land)
  Single section. . . . . . . . . . . . . . . . . . . . .  $            34,990
  Multi section . . . . . . . . . . . . . . . . . . . . .  $            64,081
Retail outlets at end of period (including communities) .                   40
Total manufacturing shipments (homes) . . . . . . . . . .                  411
Manufacturing shipments to independent dealers (homes). .                   77

     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the period indicated:

                                              THREE MONTHS ENDED
                                                 DECEMBER 28,
                                                     2001
                                             --------------------
 Total revenues. . . . . . . . . . . . . . .               100.0%
Gross profit . . . . . . . . . . . . . . . .                34.3%
Selling, general and administrative expenses                30.6%
Operating income . . . . . . . . . . . . . .                 3.7%
Net income . . . . . . . . . . . . . . . . .                 3.6%

     Net Sales: Net sales for the quarter were $23.4 million. Retail sales were $20.6 million, primarily attributable to the sale of 357 new homes from the Company's retail centers and communities. The Company averaged 8.6 new home sales per retail location during the quarter (or nearly 3 per month), which is low by historical standards but, in the opinion of management, generally in line with current industry performance. Of the 357 new homes sold at retail, 90 were sold from pre-reorganization stock (discounted to market, therefore, with a greater than average gross profit margin) and 267 were sold from stock produced after the Company began its reorganization. The Company also sold 77 homes (representing $2.8 million in sales) from its manufacturing facilities to, or through, independent retailers. Management believes that both the number and proportion of homes sold to independent dealers will increase gradually, but steadily, as the Company gains industry lender (dealer inventory financing) support for its products now that its reorganization is complete. Retail sales of used homes for the quarter were $1.7 million.

     Other Revenues: Other revenues were $5.7 million for the quarter, of which $2.9 million related to the Company's transportation operations, $2.3 million related to the Company's insurance operations, with the remainder primarily attributable to commissions from the sale of consigned lender repossession homes.

     Cost of Sales: Cost of Sales for the quarter was $19.1 million or 65.7% of total revenues. Of the total cost of sales, $14.1 million related to the net cost of the homes that were retailed to homeowners during the quarter including the accessories and options sold with the homes. The remainder is associated with the actual production costs (primarily material and labor) attendant to the homes sold to independent dealers, warranty and service costs, direct costs (principally line haul payments to the owner-operators) associated with our transportation services and direct costs (principally commissions and claims losses) attributable to premiums ceded to the reinsurance company.

     Selling, General and Administrative Expenses: SG&A expenses were $8.9 million, or 30.6% of total revenue including approximately $.2 million in non-cash (depreciation) charges. Annualized SG&A expenses have been significantly reduced as a result of downsizing and cost reduction measures before, during and since the Company began its reorganization in January 2001. Excluding depreciation expense, SG&A expenses totaled $8.7 million or 30.1% of revenues. Of the total SG&A expenses, $6.3 million related to the Company's retailing operations and represents variable costs such as delivery, installation and sales commissions as well as fixed operating costs including occupancy - related costs as to the Company's 40 retail outlets and the costs of administration and control of the retail group. In addition, $0.7 million of SG&A expense related directly to the Company's manufacturing operations such as sales costs, engineering and product support costs and occupancy and administration costs at each of the Company's three plants. The balance of the SG&A expenses related to Corporate administration and control, general expenses of the transportation operations, insurance agency operations and reinsurance operations.

     Interest: Interest expense for the quarter was approximately $276,000 and is primarily attributable to the Company's inventory financing arrangement through Associates Housing Finance, LLC ("Associates"). While the Company is liquidating older (pre-reorganization) inventory with no interest charges until April 2002, it is adding to new (replacement stock) inventory upon which interest charges accrue. At December 28, 2001, total floor plan debt was approximately $20.0 million, of which only $16.3 million was interest bearing. Interest on this debt accrues at an annual rate of prime plus 1 percent.

     Other income: Other income for the quarter was approximately $71,000 and is primarily attributed to interest earned on cash investments.

     Taxes: At December 28, 2001 the Company had net operating loss carryforwards of approximately $94 million, for income tax purposes, that will expire from 2010 through 2021. These loss carryforwards benefit the current fiscal year; however, because of the Company's reorganization, the ultimate utilization of these carryforwards in future years could be limited or restricted.

LIQUIDITY  AND  CAPITAL  RESOURCES:

     At December 28, 2001, the Company had operating cash and cash equivalents of $15.9 million, cash - reserved for claims of $3.0 million, and cash - restricted of $8.6 million. The reserved cash balance was for payment of certain claims under the Plan. Of the restricted cash, $3.4 million is held in a cash collateral account, which secures the Company's floor plan line through Associates, and the remaining $5.2 million are cash collateral accounts pledged to secured third-party beneficiaries. The Company has released its claims to those accounts pledged to third-party beneficiaries and expects that such beneficiaries will take possession of the cash in those accounts.

     Under the Plan, the Company is required to make an initial distribution to its new shareholders of approximately $5.3 million. Of the distribution, $2.2 million will come from operating cash (escrowed on January 2, 2002), $1.0 will come from proceeds of notes receivable and $2.1 million will come from an expected federal income tax refund. On the December 28, 2001 balance sheet, the $1.0 million notes receivable and the $2.1 million federal income tax refund have been fully reserved as proceeds from those assets will be used for the initial distribution to shareholders.

     Also under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets) for which there are no current intentions to reactivate these facilities for future core operations. Management estimates the fair market value of these assets to be approximately $6.0 million. The Company has reported these assets as Assets held for sale, and is actively seeking to sell or lease these properties. Net cash proceeds resulting from these activities will be deposited in the restricted cash collateral account.

     The Company finances the purchase of its display model and inventory homes through a floor plan credit facility with Associates. Although the maximum line of credit is $38 million with various sub-limits for each category of inventory financed, the Company anticipates that the loan has a maximum potential advancement of $23 to $24 million. The line is contractually committed until October 2, 2004. The balance outstanding at December 28, 2001 was $20.0 million consisting of $16.3 million in revolving debt and $3.7 million under liquidating lines. As the liquidating lines are paid down, additional borrowing capacity is added to the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the line carry no interest for the first six months (until April 3, 2002) and thereafter accrue interest at a rate of prime plus 1% per annum. Management believes that it will liquidate much of the inventory on the liquidating portions of this credit facility before such time that interest will accrue. Management also believes that this floor plan line is sufficient to meet its inventory financing needs for the foreseeable future.

     In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At December 28, 2001 the Company was at risk to repurchase approximately $1.7 million of manufactured homes and has provided for estimated net repurchase losses of approximately $135,000.

     The Company believes that its current cash position, along with its floor plan facility, its expected federal income tax recovery related to its additional loss carry back (see note 10), coupled with expected cash flow from operations will be sufficient to meet cash flow needs for the foreseeable future.

EVENTS OF, AND SUBSEQUENT TO, SEPTEMBER 11, 2001:

     The events of September 11, 2001 resulted in an interruption in retail sales traffic but the effect was short-lived and did not have any identifiable significant impact on general business activity or sales.

     In October 2001, the bankruptcy of Enron Corp. and related employee layoffs had an immediate employment impact in one of the Company's major market areas. The possible economic "ripple effects" of this event are not yet completely known.

     In January 2002, a new Texas law (HB 1869) became effective. This affected the local manufactured housing industry because it eliminated a popular and easier (chattel mortgage) financing option in all cases where the homeowner was placing his home on owned or purchased land. This type of business has traditionally represented approximately 70% of all financing in the Southwest region. Chattel financing is expected to be only 30% of all future business in the Southwest region. Instead land/home financing or traditional mortgage loans, under one of several government programs, will be the primary financing vehicles for the Company's products in the future.

     Management believes that job growth and consumer confidence are the two principal economic factors that drive housing demand. Management also believes that potential disruption from any of the above events may be mitigated by the fact that the manufactured housing industry, in general, is beginning to emerge from a very difficult industry environment. Improving industry dynamics may partially offset any decline or delay in product demand resulting from general economic factors or the recent law change in Texas. While management believes that any short term impact of the above events may be mitigated, management will continue to monitor all leading indicators, as well as actual sales activity, and will continue to be proactive as to indicated trends.


ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its net variable rate debt, which consists of its liability for flooring of manufactured housing retail inventories. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Based on the current level of variable rate debt, each one-percentage point increase (decrease) in interest rates would result in an increase (decrease) of approximately $200,000 per year or $50,000 per quarter.

     The Company's financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.

     The Company has no financial instruments held for trading purposes. The Company originates loans through its 50% owned affiliate, Homestar 21, most of which are at fixed rates of interest, in the ordinary course of business and periodically securitizes them to obtain permanent financing for such loan originations. Accordingly, Homestar 21's loans held for sale are exposed to risk from changes in interest rates between the time loans are originated and the time at which Homestar 21 obtains permanent financing, generally at fixed rates of interest, in the asset-backed securities market. Homestar 21 attempts to manage this risk by minimizing the warehousing period of unsecuritized loans. Homestar 21 currently does not originate any loans with the intention of holding them for investment.

                           PART II - OTHER INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Pursuant to the Plan, all shares and rights to shares of stock in the predecessor Company were cancelled as of the Effective Date. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company will issue new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. Under the Plan, the Successor Company has authority to issue 15 million shares of Series C common stock and 7.5 million shares of Series M common stock. It is anticipated that 10 million shares of Series C common stock will be issued for resolution of claims. As of December 28, 2001, no shares of Series C common stock and 100 shares of series M common stock were issued and outstanding. The Successor Company anticipates that the shares of Series C Common Stock will be distributed beginning in April 2002, and that the distribution will continue on an incremental basis as the Bankruptcy Court enters orders allowing and disallowing claims that have been filed in the Company's bankruptcy case. The Plan provides that up to one-third of the Company's newly issued shares (consisting of shares of Series M common stock) can be awarded to management under an incentive program established by the Plan.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

     2.1 Debtors' Third Amended and Restated Plan of Reorganization. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 8, 2002)

     3.1 Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to the Company's Registration Statement No. 33-78630)

     3.2 Amended and Restated Bylaws of the Company. (Incorporated by reference to the Company's Registration Statement No. 33-78630)

(b)  REPORTS  ON  FORM  8-K  -

          March 20, 2002 - Fresh-Start  Balance  Sheet
          January 25, 2002 - Dismissal and appointment of principal accountants January 8, 2002 - Monthly operating reports and confirmed Plan of Reorganization
          July 17, 2001 - Monthly  operating  reports
          January 23, 2001 - Commencement  of  Chapter 11 proceedings

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN HOMESTAR CORPORATION

Date:  March 28, 2002             By:  /s/  Craig  A.  Reynolds
                                       ------------------------
                                       Craig  A.  Reynolds
                                       Executive Vice President, Chief Financial
                                         Officer  and  Secretary  (Principal
                                         Financial  and  Accounting  Officer)