Form 10-Q
period 2002-03-29
AMERICAN HOMESTAR CORP
filed 2002-05-10
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  29,  2002


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [X]  No  [ ]

The Company had 100 shares of Series M common stock, par value $.01 per share, outstanding as of May 6, 2002. The Company is required to issue 10 million shares of Series C common stock, par value $.01 per share, to general unsecured creditors in connection with the Company's Third Amended and Restated Plan of Reorganization. The Company will issue shares of Series C common stock as the claims review and adjustment process is completed.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1. Financial Statements
        Consolidated Balance Sheets - September 29, 2001 and March 29, 2002
        (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
        Consolidated Statements of Operations - six months and three months
        ended March 29, 2002 (unaudited) . . . . . . . . . . . . . . . . . .   4
        Consolidated Statement of Cash Flows - six months ended March 29,
        2002 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .   5
        Notes to Consolidated Financial Statements . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . .  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . .  17

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . . .  19

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  19

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

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of Series C common stock and is required to issue 10 million shares of newly-authorized Series C common stock to its general unsecured creditors. Those shares will be issued upon the Company's completion of its claims review and adjustment process. The Company also has the authority to issue 7.5 million shares of Series M common stock to management under an incentive program, and 4,999,900 shares of Series M common stock are reserved for option grants to management. Options for 4,949,900 shares have been approved at an exercise price of $1.35 per share.

     In connection with its reorganization, the Company adopted "Fresh-Start Reporting" under American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," beginning September 29, 2001, which coincides with the end of the Company's first fiscal quarter. The Company elected to use September 29, 2001, its quarter end, as its Fresh-Start Reporting date versus the Effective Date of the Plan, October 3, 2001 as interim activity was immaterial. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximates the fair value of the assets and liabilities at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. Accordingly, the Company recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. The Company included its Fresh-Start Balance Sheet as Exhibit 99.1 to the Form 8-K the Company filed with the Securities Exchange Commission on March 20, 2002.

     During its reorganization, the Company did not prepare or file annual and quarterly reports with the Securities and Exchange Commission but instead filed Monthly Operating Reports with the Bankruptcy Court, as required by the Bankruptcy Code. The Company also filed its Monthly Operating Reports and its confirmed Plan with the Securities and Exchange Commission. The reorganized Company has substantially fewer assets, liabilities and operations than prior to its reorganization. Additionally, the reorganized Company has entirely new ownership, as the Plan cancelled all classes of equity securities issued by the Company prior to its reorganization. For these reasons, historical data, normally provided, are not presented. While the Company believes, for the reasons discussed above, that historical data is not comparable to current data, the Company is currently preparing quarterly and annual reports for the periods during which it was in reorganization. The Company intends to file those reports with the Securities and Exchange Commission as soon as practicable. After filing those reports, the Company will file an amendment to this Form 10-Q to add a year-end balance sheet and comparable period statements of operations and cash flows, as well as comparative analysis. In the meantime, the Company is filing financial data for the period following its emergence from bankruptcy in order to provide current information regarding the Company and its operations.

                     AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                  SEPTEMBER 29,    MARCH 29,
                                                                      2001            2002
                                                                                  (UNAUDITED)
                                                                 ---------------  ------------
ASSETS

Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . .  $        15,314  $     13,381
    Cash - reserved for claims. . . . . . . . . . . . . . . . .            4,453         6,113
    Cash - restricted . . . . . . . . . . . . . . . . . . . . .            8,563         4,446
    Accounts receivable - trade, net. . . . . . . . . . . . . .            2,251         3,219
    Accounts receivable - other, net. . . . . . . . . . . . . .              332            49
    Income tax receivable . . . . . . . . . . . . . . . . . . .               --        18,370
    Inventories . . . . . . . . . . . . . . . . . . . . . . . .           22,884        26,002
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .            1,201           483
    Notes receivable. . . . . . . . . . . . . . . . . . . . . .              285           642
    Other current assets. . . . . . . . . . . . . . . . . . . .            1,076           682
                                                                 ---------------  ------------

        Total current assets. . . . . . . . . . . . . . . . . .           56,359        73,387

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .              383           424
Investments in affiliates, at equity. . . . . . . . . . . . . .            3,037         3,020
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . .              321            53
Property, plant and equipment, net. . . . . . . . . . . . . . .           10,463        10,249
Assets held for sale. . . . . . . . . . . . . . . . . . . . . .            6,043         6,068
                                                                 ---------------  ------------
        Total assets. . . . . . . . . . . . . . . . . . . . . .  $        76,606  $     93,201
                                                                 ===============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Floor plan payable. . . . . . . . . . . . . . . . . . . . .  $        19,622  $     20,750
    Current installments of notes payable . . . . . . . . . . .              331           200
    Accounts payable. . . . . . . . . . . . . . . . . . . . . .            2,412         2,000
    Accrued salaries and benefits . . . . . . . . . . . . . . .              825         1,550
    Accrued federal and state taxes payable . . . . . . . . . .               56           274
    Other reserves. . . . . . . . . . . . . . . . . . . . . . .            5,142           938
    Other taxes . . . . . . . . . . . . . . . . . . . . . . . .              653           832
    Warranty reserve. . . . . . . . . . . . . . . . . . . . . .            2,145         1,872
    Customer deposits . . . . . . . . . . . . . . . . . . . . .              922         1,274
    Accrued other liabilities . . . . . . . . . . . . . . . . .            3,687         3,364
    Deferred income . . . . . . . . . . . . . . . . . . . . . .              337           433
    Liquidation and plan reserve. . . . . . . . . . . . . . . .            1,877         2,274
    Claims reserve. . . . . . . . . . . . . . . . . . . . . . .            4,453         2,952
    Initial distribution payable. . . . . . . . . . . . . . . .            2,100         3,160
                                                                 ---------------  ------------
        Total current liabilities . . . . . . . . . . . . . . .           44,562        41,873

Notes payable, less current installments. . . . . . . . . . . .            1,149         1,099
Minority interest in consolidated subsidiary. . . . . . . . . .              716           803

 SHAREHOLDERS' EQUITY
    Common stock series C, par value  $0.01 (15,000,000 shares
        authorized, 10,000,000 shares to be issued) . . . . . .               --            --
    Common stock series M, par value $0.01 (7,500,000 shares
        authorized, 100 shares outstanding) . . . . . . . . . .               --            --
Additional paid-in capital. . . . . . . . . . . . . . . . . . .           30,179        48,549
Retained earnings . . . . . . . . . . . . . . . . . . . . . . .                -           877
        Total shareholders' equity. . . . . . . . . . . . . . .           30,179        49,426
                                                                 ---------------  ------------

        Total liabilities and shareholders' equity. . . . . . .  $        76,606  $     93,201
                                                                 ===============  ============

           See accompanying notes to consolidated financial statements

                               AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                        MARCH 29,            MARCH 29,
                                                                          2002                 2002
                                                                       (UNAUDITED)          (UNAUDITED)
                                                                  --------------------  ------------------
Revenues:
    Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .  $            19,122   $          42,515
    Other revenues . . . . . . . . . . . . . . . . . . . . . . .                6,255              11,919
                                                                  --------------------  ------------------
        Total revenues . . . . . . . . . . . . . . . . . . . . .               25,377              54,434
Costs and expenses:
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .               16,510              35,588
    Selling and administration expenses. . . . . . . . . . . . .                8,756              17,649
                                                                  --------------------  ------------------
        Total costs and expenses . . . . . . . . . . . . . . . .               25,266              53,237
                                                                  --------------------  ------------------
        Operating income . . . . . . . . . . . . . . . . . . . .                  111               1,197
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .                 (235)               (511)
Other income . . . . . . . . . . . . . . . . . . . . . . . . . .                   24                  95
                                                                  --------------------  ------------------
        Income (loss) before taxes . . . . . . . . . . . . . . .                 (100)                781
Income tax . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (72)                (72)
                                                                  --------------------  ------------------
       Income (loss) before minority interests and earnings in
       affiliates. . . . . . . . . . . . . . . . . . . . . . . .                 (172)                709
Minority interests . . . . . . . . . . . . . . . . . . . . . . .                  (57)                (87)
Earnings in affiliate. . . . . . . . . . . . . . . . . . . . . .                  125                 255
                                                                  --------------------  ------------------
        Net income (loss). . . . . . . . . . . . . . . . . . . .  $              (104)  $             877
                                                                  ====================  ==================


                     See accompanying notes to consolidated financial statements

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                             MARCH 29,
                                                                               2002
                                                                            (UNAUDITED)
                                                                        ------------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             877
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                303
    Minority interests in loss of consolidated subsidiary. . . . . . .                 87
    Earnings in affiliates . . . . . . . . . . . . . . . . . . . . . .               (255)
    Change in current working capital:
      Increase in receivables. . . . . . . . . . . . . . . . . . . . .               (685)
      Increase in inventories. . . . . . . . . . . . . . . . . . . . .             (3,118)
      Decrease in prepaid expenses and other assets. . . . . . . . . .                957
      Decrease in accounts payable and accrued expenses. . . . . . . .             (3,245)
      Payment of Plan obligations. . . . . . . . . . . . . . . . . . .               (441)
                                                                        ------------------
        Net cash used in operating activities. . . . . . . . . . . . .             (5,520)
                                                                        ------------------
Cash flows from investing activities:
  Purchases of property, plant and equipment . . . . . . . . . . . . .                (89)
  Dividend from unconsolidated affiliate . . . . . . . . . . . . . . .                272
                                                                        ------------------
        Net cash provided by investing activities. . . . . . . . . . .                183
                                                                        ------------------
Cash flows from financing activities:
  Borrowing under floor plan payable . . . . . . . . . . . . . . . . .             20,019
  Repayment of floor plan payable. . . . . . . . . . . . . . . . . . .            (18,891)
  Principal payment of notes payable . . . . . . . . . . . . . . . . .               (181)
  Decrease in restricted and reserved cash . . . . . . . . . . . . . .              2,457
                                                                        ------------------
        Net cash provided by financing activities. . . . . . . . . . .              3,404
                                                                        ------------------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .             (1,933)

Cash and cash equivalents at beginning of period . . . . . . . . . . .             15,314
                                                                        ------------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $          13,381
                                                                        ==================

Supplemental cash flow information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             533
                                                                        ==================
  Non cash item not included in Statement of Cash Flows:
  Income tax receivable, recorded as increase in stockholders' equity.  $          18,370
                                                                        ==================


             See accompanying notes to consolidated financial statements

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1)  REORGANIZATION AND BASIS OF REPORTING

REORGANIZATION

     The Company recently completed its formal reorganization under Chapter 11 of the US Bankruptcy Code. Its Plan of Reorganization (the "Plan") was confirmed on August 14, 2001 and became effective October 3, 2001 (the "Effective Date").

     In connection with its reorganization, the Company has significantly downsized its operations and has focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 39 retail sales centers and has smaller sales operations in two manufactured housing communities. The Company also operates three manufacturing plants, two of which are producing new homes while the third is used to refurbish lender repossessions. The Company also operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. In addition, the Company operates a reinsurance company, which reinsures the credit life and extended warranty policies sold by the Company, allowing the Company to participate in additional homeowner insurance profits in years where claims are lower than expected. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. Additionally, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. Management believes that its vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

BASIS  OF  REPORTING

     Upon emergence from its Chapter 11 proceedings, the Company (referred to as "Successor Company" for periods after September 29, 2001 and "Predecessor Company" for periods prior to September 29, 2001) adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximated their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Balance Sheet, and October 3, 2001, the Effective Date of the Plan was not material to the Consolidated Balance Sheet.

     The reorganization value of the Company's common equity of approximately $30 million at September 29, 2001, was determined by an independent valuation and financial specialist, after consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company was allocated to various asset categories pursuant to Fresh-Start accounting principles. See Income tax receivable recorded as adjustment to Stockholders' equity described in Note 7.

      The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the six months ended March 29, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2002. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 8-K filed March 20, 2002.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

(2)  LIQUIDITY

     Management believes that American Homestar Corporation has adequate debt financing availability and will have sufficient liquidity throughout fiscal 2002 and for the foreseeable future thereafter to support continued operations and meet all obligations under the Plan. Management's assessment of its liquidity and ability to sustain operations is based on certain assumptions regarding industry and economic conditions, which although believed to be reasonable, may turn out to be inaccurate. There is no assurance that the Company's liquidity will not be impacted by unforeseen circumstances.

(3)  REPURCHASE AGREEMENTS

     The Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealers on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company has agreed to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months).

     While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At March 29, 2002, the Company was at risk to repurchase up to $2.2 million of manufactured homes and provided for estimated net repurchase losses of approximately $144,000.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(4)  INVENTORIES

     A  summary  of  inventories  follows  (in  thousands):

                                                   SEPTEMBER 29,   MARCH 29,
                                                       2001          2002
                                                   --------------  ----------
Manufactured homes:
  New . . . . . . . . . . . . . . . . . . . . . .  $       20,194  $   22,236
  Used. . . . . . . . . . . . . . . . . . . . . .             897       1,719
Furniture and supplies. . . . . . . . . . . . . .              98         304
Raw materials and work-in-process . . . . . . . .           1,695       1,743
                                                   --------------  ----------
                                                   $       22,884  $   26,002
                                                   ==============  ==========

(5)  INVESTMENTS IN AFFILIATED COMPANY

     Homestar 21, LLC ("Homestar 21") is 50% owned by the Company and 50% owned by 21st Mortgage, a company not affiliated with the Company. Homestar 21 is a finance company, which specializes in providing chattel and land/home financing to the Company's customers. The Company accounts for its investment in Homestar 21 using the equity method. The Company invested $2.4 million in Homestar 21 during fiscal 2000. Summary unaudited financial information for Homestar 21, as of and for the six months ended March 29, 2002 follows (in thousands):

                                                   MARCH 29,
                                                     2002
                                                   ----------
     Total assets . . . . . . . . . . . . . . . .  $   48,472
     Total liabilities. . . . . . . . . . . . . .  $   42,432
     Total equity . . . . . . . . . . . . . . . .  $    6,040
     Total revenue (six months ended) . . . . . .  $    1,306
     Net income (six months ended). . . . . . . .  $      510

(6)  NOTES AND FLOOR PLAN PAYABLE

     The Company finances the purchase of its display models and inventory homes through a floor plan credit facility with Associates Housing Finance LLC ("Associates"). Although the maximum allowance under the line of credit is $38 million with various sub-limits for each category of inventory financed, the Company anticipates that the loan has a maximum potential advancement of $23 to $24 million. The line is contractually committed until October 2, 2004. The balance outstanding at March 29, 2002 was approximately $20.8 million, consisting of $18.6 million in revolving debt and $2.2 million under two liquidating lines. As the liquidating lines are paid down, additional borrowing capacity is added to the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the line carry no interest for the first six months (until April 3, 2002) and thereafter accrue interest at a rate of prime plus 1% per annum. The floor plan payable is secured by substantially all of the Company's inventory, real estate and by certain other assets (including certain specific cash deposits, approximately $3.5 million at March 29, 2002 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests the Company is required to meet under its floor plan agreements. One test is floor plan debt compared to total assets (as defined in the facility). The other test is a minimum cash balances requirements. At March 29, 2002 and for all prior periods as of and after September 29, 2001, the Company was in compliance with all covenants.

     In addition to the floor plan payable the Company also has other notes payable, primarily to non-financial institutions secured by real estate with interest rates ranging from 7.25% to 10.50%. None of these notes payable has covenant requirements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(7)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 29, 2002 are as follows (in thousands):

                                                  MARCH 29, 2002
                                                 ----------------

Current Deferred Taxes:
   Uniform Capitalization of Inventory. . . . .  $           102
   Inventory Reserve. . . . . . . . . . . . . .              299
   Allowance for doubtful accounts. . . . . . .              604
   Liabilities not deductible until paid. . . .            1,482
   Net operating loss carry forward . . . . . .            1,352
                                                 ----------------
   Total before valuation allowance . . . . . .            3,839
   Valuation allowance. . . . . . . . . . . . .           (3,839)
                                                 ----------------

      Current deferred tax assets . . . . . . .  $            --
                                                 ================

Non-current deferred taxes:
   Goodwill amortization and write-offs . . . .  $        14,543
   Plant and equipment depreciation differences           11,027
   Impairment of assets . . . . . . . . . . . .               --
   Other non-current. . . . . . . . . . . . . .              100
   Net operating loss carry forward . . . . . .           13,957
                                                 ----------------
   Total before valuation allowance . . . . . .           39,627
   Valuation allowance. . . . . . . . . . . . .          (39,627)
                                                 ----------------

      Non-current deferred tax asset. . . . . .  $            --
                                                 ================

     At March 29, 2002, the Company had net operating loss carryforwards of approximately $43.7 million for income tax purposes that will expire from 2010 through 2021. As a result of the reorganization, the ultimate utilization of the Company's net operating losses could possibly be limited and/or restricted.

     For financial reporting purposes, a valuation allowance of $43.5 million has been recognized to offset the deferred tax assets related to these carryforwards and other deferred tax assets that may not be realized.

     The income tax expense for the six month period ended March 29, 2002 differs from the federal statutory rate principally due to income tax expense recorded by Lifestar Reinsurance Limited and Roadmasters Transportation Company, subsidiaries that do not consolidate their financial reporting with the Company for income tax purposes. A provision was not recorded for federal or state income tax due to net operating losses that have not previously been benefited.

     On March 9, 2002, The Job Creation and Worker Assistance Act of 2002 (the "Act") was signed into law. Among other things, the Act extended the eligible periods to which certain losses (those arising in fiscal years ending in 2001 or 2002) can be carried back for federal income tax purposes from two years to five years. For its fiscal year ended June 30, 2001, the Company had a sufficient taxable loss to allow full recovery of all taxes paid in its fiscal years ended in 1997 and 1998 as well as recovery of an alternative minimum tax residual for its fiscal year ended in 1999. The total refund to which the Company believes it is entitled, under the Act, is approximately $18.4 million. With no official guidance as to new forms or procedures, the Company filed its request for such refund on April 15, 2002 using Form 1139, prior to its revision for the law change. In accordance with Fresh Start Reporting, the income tax receivable has been reflected as an adjustment to Stockholders' Equity. When the refund is received, the Company intends to hold such refund in reserve until the Government completes its review, if any, of the Company's tax return for the year ended June 30, 2001.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(8)  SHAREHOLDERS'  EQUITY  AND  PRO-FORMA  EARNINGS  PER  SHARE

     Pursuant to the Plan, all shares and rights to shares of stock in the Predecessor Company were cancelled as of the Effective Date. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company will issue new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. Under the Plan, the Successor Company has authority to issue 15 million shares of Series C common stock and 7.5 million shares of Series M common stock. It is anticipated that 10 million shares of Series C common stock will be issued for resolution of unsecured claims. As of March 29, 2002, no shares of Series C common stock and 100 shares of series M common stock were issued and outstanding. The Successor Company anticipates that the shares of Series C Common Stock will be distributed beginning in May 2002, and that the distribution will continue on an incremental basis as the Bankruptcy Court enters orders allowing and disallowing claims that have been filed in the Company's bankruptcy case. The Plan provides that up to one-third of the Company's newly issued shares (consisting of shares of Series M common stock) can be awarded to management under an incentive program established by the Plan. As such 4,999,900 shares of Series M common stock are reserved for option grants to management. Options for 4,949,900 shares have been approved at an exercise price of $1.35 per share. Those options vest seven years from date of grant unless certain annual performance criteria are met sooner. Because the exercise price of the options is equal to the current market price of the shares under option, the options are not dilutive. Therefore, pro-forma basic and diluted shares outstanding were 10,000,100 and pro-forma basic and diluted earnings per share for the three months and six months ended March 29, 2002 were $(.01) and $.09, respectively.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(9)  BUSINESS SEGMENTS

     The Company operates primarily in three business segments- (i) retail sales; (ii) manufacturing; and (iii) corporate, which consists of transportation services, financial services and the corporate group. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                                    ADJUSTMENTS/
                                      RETAIL       MANUFACTURING     CORPORATE      ELIMINATIONS    TOTAL
                                  ---------------  --------------  --------------  --------------  --------
Three months ended
March 29, 2002

Revenues from external customers  $       17,431   $        1,691  $       6,255   $          --   $25,377
Intersegment revenues. . . . . .              --           11,389             --         (11,389)       --
Interest expense . . . . . . . .             235               --             --              --       235
Depreciation . . . . . . . . . .              78               61              9              --       148
Segment profit (loss) before
   income taxes and earnings in
   affiliates. . . . . . . . . .             (12)             746           (557)           (277)     (100)
Segment assets . . . . . . . . .          36,211           28,980         57,051         (29,041)   93,201
Expenditures for segment assets.              63                6              2              --        71

                                                                                    ADJUSTMENTS/
                                      RETAIL       MANUFACTURING     CORPORATE      ELIMINATIONS    TOTAL
                                  ---------------  --------------  --------------  --------------  --------
Six months ended
March 29, 2002

Revenues from external customers  $       38,071   $        4,444  $      11,919   $          --   $54,434
Intersegment revenues. . . . . .              --           22,118             --         (22,118)       --
Interest expense . . . . . . . .             511               --             --              --       511
Depreciation . . . . . . . . . .             137              121             45              --       303
Segment profit (loss) before
   income taxes and earnings in
   affiliates. . . . . . . . . .             345            1,878           (881)           (561)      781
Segment assets . . . . . . . . .          36,211           28,980         57,051         (29,041)   93,201
Expenditures for segment assets.              71                6             12              --        89

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

GENERAL:

     American Homestar is a regional, vertically integrated manufactured housing Company with operations in manufacturing, retailing, home transportation services, home financing and insurance. The Company has its principal operation in Texas, although it also sells its products in neighboring states. The Company refers to this regional market as its core Southwest market.

     The Company recently completed its formal reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company's plan of reorganization was confirmed on August 14, 2001 and became effective October 3, 2001. In connection with its reorganization the Company adopted Fresh Start accounting under AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," beginning September 29, 2001, which coincides with the beginning of its second fiscal quarter. The application of Fresh Start accounting required the Company to restate its assets at fair value and to reflect appropriate post-reorganization liabilities including reserves for claims that will become due under the Plan. The difference between total assets, on a restated basis, and total liabilities became initial contributed capital, subject to upward or downward adjustment based on the appraised value of the Company. The Company's appraised value at September 29, 2001, was approximately $30 million, therefore no additional valuation adjustment was necessary.

     In connection with its reorganization, the Company has significantly downsized its operations and has focused on its core Southwest market, where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 39 retail sales centers and has smaller sales operations in two manufactured housing communities. The Company also operates three manufacturing plants, two of which are producing new homes while the third is used to refurbish lender repossessions. The Company also operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. In addition, the Company operates a reinsurance company, which reinsures the credit life and extended warranty policies sold, and allows the Company to participate in additional homeowner insurance profits in years where losses are lower than expected. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured homes, modular homes and offices. The Company also has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. Management believes that its vertical integration strategy, deriving multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS  OF  OPERATIONS
-----------------------

     The results of operations for three month and six month periods ended March 29, 2002, reflect operating results for the Company since its reorganization. While traditional discussion and analysis compares the current quarter and year to date period with the same quarter and year to date period in the previous year, management believes that such an analysis is not meaningful for these periods due to the dramatic downsizing and other changes in the Company and its base of operations as a result of its reorganization. While the Company believes, for the reasons discussed above, that historical data is not comparable to current data, the Company is currently preparing quarterly and annual reports for the periods during which it was in reorganization. The
Company intends to file those reports with the Securities and Exchange Commission as soon as practicable. After filing those reports, the Company will file an amendment to this Form 10-Q to add a year-end balance sheet and comparable period statements of operations and cash flows, as well as comparative analysis. In the meantime, the Company is filing financial data for the period following its emergence from bankruptcy in order to provide current information regarding the Company and its operations. This discussion and analysis addresses the significant factors that reflect in the Company's operating results for the three month and six month periods ended March 29, 2002.

     Two significant recent events have, in management's opinion, had a dampening effect on new home sales and revenues for the three months ended March 29, 2002. The withdrawal of several retail lenders from the national market has had the effect of tightening credit standards applied to potential new home buyers and has therefore (at least temporarily) reduced total potential demand for new homes. Some previously qualified new home buyers are currently able to purchase lender repossessions but are not currently eligible for new home financing. In addition, new Texas legislation (HB 1869) effective January 1, 2002, now requires any land/home package to be closed and financed in virtually identical fashion to traditional mortgage financing for site-constructed housing. This change has led to a much longer and more complex credit approval and loan closing cycle than existed prior to January 1, 2002. While this change will not necessarily result in a lower overall demand for manufactured housing in Texas, it has had the effect of increasing the sales closing and revenue recognition process from an average of 45-60 days to an average of more than 120 days. As a result, management believes that the Company realized less revenue during the three months ended March 29, 2002, than would have otherwise been the case without lender withdrawal from the industry and the Texas law change. Management believes that sales and revenues will gradually improve over current levels as its sales-in-process mature toward the longer closing and completion cycle.

     The following table summarizes certain key sales and operating statistics for the periods:

                                                              THREE MONTHS      SIX MONTHS
                                                                  ENDED            ENDED
                                                             MARCH 29, 2002   MARCH 29, 2002
                                                             --------------------------------
Company manufactured new homes sold at retail:
                 Single section . . . . . . . . . . . . . .               78              193
                 Multi-section. . . . . . . . . . . . . . .              218              460
                                                             --------------------------------
Total new homes sold at retail. . . . . . . . . . . . . . .              296              653
Previously owned homes sold at retail . . . . . . . . . . .              116              227
Average retail selling price - new homes (excluding land):
                 Single section . . . . . . . . . . . . . .  $        33,344  $        33,591
                 Multi-section. . . . . . . . . . . . . . .  $        60,316  $        62,567
Retail outlets at end of period (including communities) . .               41               41
Total manufacturing shipments (homes) . . . . . . . . . . .              402              813
Manufacturing shipments to independent dealers (homes). . .               40              117

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                THREE MONTHS      SIX MONTHS
                                                    ENDED            ENDED
                                               MARCH 29, 2002   MARCH 29, 2002
                                               ---------------  ---------------
Total revenues  . . . . . . . . . . . . . . .           100.0%           100.0%
Gross profit. . . . . . . . . . . . . . . . .            34.9%            34.6%
Selling, general and administrative expenses.            34.5%            32.4%
Operating income. . . . . . . . . . . . . . .             0.4%             2.2%
Net income (loss) . . . . . . . . . . . . . .           (0.4%)             1.6%

THREE MONTHS ENDED MARCH 29, 2002
---------------------------------

     Net Sales: Net sales for the quarter were $19.1 million. Retail sales were $17.4 million, primarily attributable to the sale of 296 new homes from the Company's retail centers and communities. The Company averaged 7.4 new home sales per retail location during the quarter (or nearly 2.5 per month), which is low by historical standards but, in the opinion of management, generally in line with current industry performance in the Company's market area. Of the 296 new homes sold at retail, 49 were sold from pre-reorganization inventory (discounted to market, therefore, with a greater than average gross profit margin) and 247 were sold from stock produced after the Company began its reorganization. The Company also sold 40 homes (representing $1.7 million in sales) from its manufacturing facilities to, or through, independent retailers. Management believes that both the number and proportion of homes sold to independent dealers will increase gradually, but steadily, as the Company gains industry lender (dealer inventory financing) support for its products now that its reorganization is complete. Retail sales of used homes for the quarter were $1.8 million.

     Other Revenues: Other revenues were $6.3 million for the quarter, of which $3.7 million related to the Company's transportation operations, $2.1 million related to the Company's insurance operations, with the remainder primarily attributable to commissions from the sale of consigned lender repossessed homes and insurance products.

     Cost of Sales: Cost of Sales for the quarter was $16.5 million or 65.1% of total revenues. Of the total cost of sales, $11.8 million related to the net cost of the homes that were retailed to homeowners during the quarter including the accessories and options sold with the homes. The remainder is associated with the actual production costs (primarily material and labor) attendant to the homes sold to independent dealers, warranty and service costs, direct costs (principally line haul payments to the owner-operators) associated with our transportation services and direct costs (principally commissions and claims losses) attributable to premiums ceded to the Company's reinsurance subsidiary.

     Selling, General and Administrative Expenses: SG&A expenses were $8.8 million, or 34.5% of total revenue including approximately $0.1 million in non-cash (depreciation) charges. Annualized SG&A expenses have been significantly reduced as a result of downsizing and cost reduction measures before, during and since the Company began its reorganization in January 2001. Excluding depreciation expense, SG&A expenses totaled $8.7 million or 33.9% of revenues. Of the total SG&A expenses, $5.9 million related to the Company's retailing operations and represents variable costs such as delivery, installation and sales commissions as well as fixed operating costs including occupancy-related costs as to the Company's 41 retail outlets and the costs of administration and control of the retail group. In addition, $0.8 million of SG&A expenses related directly to the Company's manufacturing operations such as sales costs, engineering and product support costs and occupancy and administration costs at each of the Company's three plants. The balance of the SG&A expenses related to Corporate administration and control, general expenses of the transportation operations, insurance agency operations and reinsurance operations.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Interest: Interest expense for the quarter was approximately $235,000 and is primarily attributable to the Company's inventory financing arrangement through Associates Housing Finance, LLC ("Associates"). While the Company is liquidating older (pre-reorganization) inventory with no interest charges until April 2002, it is adding to new (replacement stock) inventory upon which interest charges accrue. At March 29, 2002, total floor plan debt was approximately $20.8 million, of which $18.6 million was interest bearing. Interest on this debt accrues at an annual rate of prime plus 1 percent.

     Other income: Other income for the quarter was approximately $24,000 and is primarily attributed to interest earned on cash investments.

     Taxes: Taxes for the quarter were approximately $72,000, relating to two subsidiaries that file separately with the government. Exclusive of these subsidiaries, at March 29, 2002 the Company had net operating loss carryforwards of approximately $43.7 million, for income tax purposes, that will expire from 2010 through 2021. These loss carryforwards benefit the current fiscal year; however, because of the Company's reorganization, the ultimate utilization of these carryforwards in future years could be limited or restricted.

SIX  MONTHS  ENDED  MARCH  29,  2002
------------------------------------

     Net Sales: Net sales for the period were $42.5 million. Retail sales were $38.1 million, primarily attributable to the sale of 653 new homes from the Company's retail centers and communities. The Company averaged approximately 16 (or nearly 2.7 per month), new home sales per retail location during the six month period which is low by historical standards but, in the opinion of management, generally in line with current industry performance in the Company's market area. Of the 653 new homes sold at retail, 139 were sold from pre-reorganization stock (discounted to market, therefore, with a greater than average gross profit margin) and 514 were sold from stock produced after the Company began its reorganization. The Company also sold 117 homes (representing $4.4 million in sales) from its manufacturing facilities to, or through, independent retailers. Management believes that both the number and proportion of homes sold to independent dealers will increase gradually, but steadily, as the Company gains industry lender (dealer inventory financing) support for its products now that its reorganization is complete. Retail sales of used homes for the period were $2.9 million.

     Other Revenues: Other revenues were $11.9 million for the period, of which $6.6 million related to the Company's transportation operations, $4.4 million related to the Company's insurance operations, with the remainder primarily attributable to commissions from the sale of consigned lender repossession homes.

     Cost of Sales: Cost of Sales for the period was $35.6 million or 65.4% of total revenues. Of the total cost of sales, $26.0 million related to the net cost of the homes that were retailed to homeowners during the period including the accessories and options sold with the homes. The remainder is associated with the actual production costs (primarily material and labor) attendant to the homes sold to independent dealers, warranty and service costs, direct costs (principally line haul payments to the owner-operators) associated with our transportation services and direct costs (principally commissions and claims losses) attributable to premiums ceded to the reinsurance company.

     Selling, General and Administrative Expenses: SG&A expenses were $17.6 million, or 32.4% of total revenue including approximately $.3 million in non-cash (depreciation) charges. Annualized SG&A expenses have been significantly reduced as a result of downsizing and cost reduction measures before, during and since the Company began its reorganization in January 2001. Excluding depreciation expense, SG&A expenses totaled $17.3 million or 31.9% of revenues. Of the total SG&A expenses, $12.1 million related to the Company's retailing operations and represents variable costs such as delivery, installation and sales commissions as well as fixed operating costs including occupancy related costs as to the Company's 41 retail outlets and the costs of administration and control of the retail group. In addition, $1.5 million of SG&A expenses related directly to the Company's manufacturing operations such as sales costs, engineering and product support costs and occupancy and administration costs at each of the Company's three plants. The balance of the SG&A expenses related to Corporate administration and control, general expenses of the transportation operations, insurance agency operations and reinsurance operations.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Interest: Interest expense for the period was approximately $511,000 and is primarily attributable to the Company's inventory financing arrangement through Associates Housing Finance, LLC ("Associates"). While the Company is liquidating older (pre-reorganization) inventory with no interest charges until April 2002, it is adding to new (replacement stock) inventory upon which interest charges accrue. At March 29, 2002, total floor plan debt was approximately $20.8 million, of which $18.6 million was interest bearing. Interest on this debt accrues at an annual rate of prime plus 1 percent.

     Other income: Other income for the period was approximately $95,000 and is primarily attributed to interest earned on cash investments.

     Taxes: Taxes for the period were approximately $72,000, relating to two subsidiaries that file separately with the government. Exclusive of these subsidiaries, at March 29, 2002 the Company had net operating loss carryforwards of approximately $43.7 million, for income tax purposes, that will expire from 2010 through 2021. These loss carryforwards benefit the current fiscal year; however, because of the Company's reorganization, the ultimate utilization of these carryforwards in future years could be limited or restricted.

LIQUIDITY  AND  CAPITAL  RESOURCES:

     At March 29, 2002, the Company had operating cash and cash equivalents of $13.4 million, cash - reserved for claims of $6.1 million, and cash - restricted of $4.4 million. The reserved cash balance was for payment of an initial distribution to shareholders and certain claims under the Plan. Of the restricted cash, $3.5 million is held in a cash collateral account, which secures the Company's floor plan line through Associates, and the remaining $0.9 million are cash collateral accounts pledged to secured third-party beneficiaries. The Company has released its claims to those accounts pledged to third-party beneficiaries and expects that such beneficiaries will take possession of the cash in those accounts in the near future.

     Under the Plan, the Company is required to make an initial distribution to its new shareholders of approximately $5.3 million. As of March 29, 2002, the Company has deposited $3.2 million of that amount into an escrow account. The remaining $2.1 million is expected to come from a federal income tax refund, which has been approved but not yet issued by the Government. On the March 29, 2002 balance sheet, the $2.1 million federal tax refund has been fully reserved. Subsequent to March 29, 2002, the Company deposited $2.1 million from its operating cash into the escrow account and will restore such amount to its operating cash when the tax refund is actually received.

     Also under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets), where there were no current intentions to reactivate these facilities for future core operations. Management estimates the fair market value of these assets to be approximately $6.1 million. The Company has reported these assets as Assets held for sale and is actively seeking to sell or lease these properties. Net cash proceeds resulting from these activities will be deposited in the restricted cash collateral account.

     The Company finances the purchase of its display model and inventory homes through a floor plan credit facility with Associates. Although the maximum line of credit is $38 million with various sub-limits for each category of inventory financed, the Company anticipates that the loan has a maximum potential advancement of $23 to $24 million. The line is contractually committed until October 2, 2004. The balance outstanding at March 29, 2002 was $20.8 million consisting of $18.6 million in revolving debt and $2.2 million under liquidating lines. As the liquidating lines are paid down, additional borrowing capacity is added to the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the line carry no interest for the first six months (until April 3, 2002) and thereafter accrue interest at a rate of prime plus 1% per annum. Management also believes that this floor plan line is sufficient to meet its inventory financing needs for the foreseeable future.

     In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At March 29, 2002 the Company was at risk to repurchase approximately $2.2 million of manufactured homes and has provided for estimated net repurchase losses of approximately $144,000.

     The Company believes that its current cash position, along with its floor plan facility, its expected federal income tax recovery related to its additional loss carry back (see note 7), coupled with expected cash flow from operations will be sufficient to meet cash flow needs for the foreseeable future.

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

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Based on the current level of variable rate debt, each one-percentage point increase (decrease) in interest rates would result in an increase (decrease) of approximately $208,000 per year or $52,000 per quarter.


     The Company's financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Pursuant to the Plan, all shares and rights to shares of stock in the Predecessor Company were cancelled as of the Effective Date. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company will issue new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. Under the Plan, the Successor Company has authority to issue 15 million shares of Series C common stock and 7.5 million shares of Series M common stock. It is anticipated that 10 million shares of Series C common stock will be issued for resolution of claims. As of March 29, 2002, no shares of Series C common stock and 100 shares of series M common stock were issued and outstanding. The Successor Company anticipates that the shares of Series C Common Stock will be distributed beginning in May 2002, and that the distribution will continue on an incremental basis as the Bankruptcy Court enters orders allowing and disallowing claims that have been filed in the Company's bankruptcy case. The Plan provides that up to one-third of the Company's newly issued shares (consisting of shares of Series M common stock) can be awarded to management under an incentive program established by the Plan.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

     2.1 Debtors' Third Amended and Restated Plan of Reorganization. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 8, 2002)

     3.1 Amended and Restated Articles of Incorporation of the Company. (Attached hereto)

     3.2  Amended  and  Restated  Bylaws  of  the  Company.  (Attached  hereto)

(b)  REPORTS ON FORM 8-K -

          March  20,  2002  -  Fresh-Start  Balance  Sheet
          February 21, 2002-Cancellation of pre-reorganization equity interests January 25, 2002 -Dismissal and appointment of principal accountants January 8, 2002-Monthly operating reports and confirmed Plan of Reorganization

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN  HOMESTAR  CORPORATION

     Date:  May 9, 2002          By:   /s/  Craig  A.  Reynolds
                                       -----------------------------------------
                                       Craig  A.  Reynolds
                                       Executive Vice President, Chief Financial
                                         Officer  and  Secretary  (Principal
                                         Financial  and  Accounting  Officer)