Form 10-K
period 2002-06-28
AMERICAN HOMESTAR CORP
filed 2002-09-24
CIK 922812

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For  the  fiscal  year  ended  June  28,  2002

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

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

             Securities to be Registered Pursuant to Section 12(g):

                 Series C Common Stock, par value $.01 per share
                 Series M Common Stock, par value $.01 per share
                                (Title of Class)

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

The estimated aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant is not determinable as there have been no sales and no quoted bid and asked prices within 60 days prior to the date of this filing.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of September 24, 2002 the registrant had 100 shares of Series M Common Stock, par value $.01 per share, and 3,922,280 shares of Series C Common Stock, par value $.01 per share, issued and outstanding, and 6,077,720 shares of Series C Common Stock deemed issued, outstanding and held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process arising from the registrant's Third Amended and Restated Plan of Reorganization is completed.

================================================================================

                                    TABLE OF CONTENTS


                                          PART I


                                                                                       PAGE
                                                                                       ----
Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . .   9


                                          PART II

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters . .  10
Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk. . . . . . . .  25
Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . .  26
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                         PART III

Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . .  27
Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .  29
Item 12.     Security Ownership of Certain Beneficial Owners and Management . . . . .  34
Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . .  35


                                          PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . .  36

                                     PART I


ITEM  1.  BUSINESS

GENERAL

     American Homestar Corporation ("American Homestar" or the "Company") is a regional vertically integrated manufactured housing company, with operations in manufacturing, retailing, transportation, financing and insurance. The Company was incorporated in Texas in July 1983. The Company currently operates two new home manufacturing facilities and sells homes through its dedicated distribution channels, which include 40 retail sales centers, a smaller sales center in a manufactured housing community and approximately 20 independent retail locations in five states. A third manufacturing facility is currently used to refurbish lender repossessions.

     Starting in July 1994, the Company had undertaken a strategy of expanding into several new regional markets (outside of its core Southwest base of operations) by acquiring manufacturing capacity and growing its Company store network (through acquisition and new formation) to support its expanded regional presence. Many of the Company's competitors were growing and expanding their own company store base in the same regional markets. By early 1999, overall demand for manufactured housing had peaked after several years of consistent and significant growth. At the same time, total manufacturing and retail capacity had grown to the extent that it surpassed then current levels of end-user demand. The result was lower per-plant and per-store volume and diminishing profitability for the industry and the Company. Excess finished goods inventory and excess manufacturing capacity gave rise to steadily increasing volume and margin pressures. With mounting losses in its retail operations and diminishing profitability in its manufacturing operations, the Company adopted a plan to retract its operations, with the goal of discontinuing Company store operations in all non-core markets and focusing management and resources on what it defined as its core Southwest market (Texas and the surrounding states).

REORGANIZATION

     On January 11, 2001, the Company and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization of the Company and its subsidiaries (the "Plan"). All conditions to the effectiveness of the Plan were met and the Plan became effective on October 3, 2001 (the "Effective Date").

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. The Company has issued 10 million shares of Series C common stock and 100 shares of Series M common stock. As of June 28, 2002, 3,922,280 shares of Series C common stock had been issued to specific shareholders with allowed claims and 6,077,720 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 28, 2002 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. Options for 4,949,900 shares have been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

     In connection with its reorganization, the Company adopted "Fresh-Start Reporting" under American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," beginning September 29, 2001, which coincides with the end of the Company's first fiscal quarter. The Company elected to use September 29, 2001, its quarter end, as its Fresh-Start Reporting date versus the Effective Date of the Plan, October 3, 2001, as interim activity was not material to the Consolidated Fresh-Start Balance Sheet. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximates the fair value of the assets and liabilities at the Effective Date and its capital structure was recast in conformity with the Plan. The adjustment to eliminate the accumulated deficits totaled $158 million of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments.

     The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the nine months ended June 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start
Reporting (referred to as "Successor Company" for periods subsequent to September 29, 2001). As a result, the net income for the nine months ended June 28, 2002 is not comparable with prior periods and the net income for the fiscal year ended June 28, 2002 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the Balance Sheet as of June 28, 2002 is not comparable to prior periods for the reasons discussed above.

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

STRATEGY

     In connection with its reorganization, the Company has significantly downsized its operations and has focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 40 retail sales centers and a smaller sales center in a manufactured housing community. The Company also operates three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, the Company operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. In addition, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. The Company recently invested in a 50% owned mortgage brokerage business to allow it to better control the placement of its traditional mortgage business and to realize a portion of the net profits relating to this business. Most recently, the Company has aligned itself with several subdivision developments to meet an emerging market segment in its market region and to gain greater market share. Management believes that its regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

INDUSTRY

     A manufactured home is a single-family residence that is constructed in a controlled factory environment and transported to a home site. Total retail sales of new manufactured homes in the United States were approximately $9.4 billion in 2001. From 1991 through 1998, the manufactured housing industry experienced a significant increase in the number of homes sold. Factory shipments increased from approximately 171,000 homes in 1991 to a cyclical high of approximately 373,000 homes in 1998. In 1999, 2000, and 2001 factory shipments declined to approximately 349,000, 251,000 and 193,000 respectively and estimated shipments for the year 2002 are expected to decline even further. In 2001, manufactured homes accounted for approximately 18% of all new single-family homes completed in the United States, up slightly from approximately 17% in 1991. Because of the lower cost of construction for manufactured homes compared to site-built homes, manufactured housing has historically served as one of the most affordable alternatives for the homebuyer. The average retail price of a new manufactured home in 2001 was $31.69 per square foot, as compared to $70.66 per square foot for a new site-built home, excluding land costs. In recent years, demand has shifted toward larger, multi-section homes, which accounted for approximately 75% of the manufactured homes produced in 2001.

     Manufactured homes have traditionally been an alternative for homebuyers unable or unwilling to make larger down payments and higher monthly payments associated with site-built homes. Changes in the sub-prime lending markets, beginning in late 1998, led to interest rate increases for home-only ("chattel") financing at a time when traditional site-built mortgage interest rates were generally declining. This condition (rising chattel financing rates and declining site-built mortgage rates) has negatively affected the relative affordability of chattel-financed manufactured housing in the Company's core market area where the costs of land and site-built construction are low compared to other parts of the country. There has also been a decline in the number of industry lenders who provide chattel financing for manufactured homes resulting in higher credit standards being applied to prospective buyers and, therefore, a decline in the number of prospective customers who qualify for new manufactured home chattel financing.

     In addition to the changes in the chattel lending environment described above, new Texas legislation (HB 1869), effective January 1, 2002 requires any land/home package to be closed and financed in the same manner as a traditional mortgage financing for site-constructed housing. Chattel financing can be used only in cases where the home is being sited on leased land. This has resulted in a noticeable shift from traditional industry lenders to more conventional mortgage loan providers at interest rates virtually the same as for site-constructed homes. This has also resulted in a significant increase in potential loan providers and has afforded the manufactured housing industry in Texas with continued access to guaranteed loan programs of both the Federal Housing Administration and the Department of Veterans Affairs as well as special programs offered through the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

     The Company believes that the recent significant changes in the lending environment described above and, especially, the shift toward traditional mortgage financing sources will enhance the relative affordability of its products as compared to site-constructed homes.

RETAIL  DISTRIBUTION

     The Company currently sells its products through various retail distribution channels, primarily Company-operated retail sales centers, but also including independent retailers and subdivisions. Franchise operations were discontinued as a part of the Company's reorganization. The following table sets forth, for the periods indicated, certain data for shipments of homes manufactured by the Company to Company-operated retail sales centers and to independent retail sales centers, including franchisees, and the number of Company-operated retail sales centers and the number of joint venture retail sales centers:

                                                    YEARS ENDED     THREE MONTHS    NINE MONTHS
                                                ------------------      ENDED          ENDED
                                                JUNE 30,  JUNE 29,  SEPTEMBER 29,    JUNE 28,
                                                  2000      2001        2001           2002
                                                --------  --------  -------------  -------------
                                                          PREDECESSOR CO.          SUCCESSOR CO.
                                                ---------------------------------  -------------
Manufacturing shipments to Company-operated
  retail sales centers . . . . . . . . . . . .     4,569     1,824            292          1,014
Manufacturing shipments to independent retail
  sales centers, (including franchisees for
  Predecessor Company) . . . . . . . . . . . .     5,830     1,832             51            162
                                                --------  --------  -------------  -------------
    Total homes shipped. . . . . . . . . . . .    10,399     3,656            343          1,176
                                                ========  ========  =============  =============

Company-operated retail sales locations and
  community sales centers at end of period . .       111        41             41             41
Joint venture retail sales centers . . . . . .        11        --             --             --

     The Company employs a distinct merchandising and selling strategy in its distribution channels. At each Company-operated retail sales center a broad selection of fully furnished and professionally decorated model homes is displayed in a landscaped setting. The Company's professional sales staff receives continuous training on all of the Company's products and services and is therefore able to provide customers with a positive buying experience. The Company also provides merchandising support and uses regional print, radio and occasional television advertising to promote customer awareness and enhance the Company's quality image.

     In fiscal 2002, 70% of the Company's new home retail sales were multi-section homes and its average new home retail sales price was $53,584 for Department of Housing and Urban Development ("HUD") code homes, compared to the industry average of $48,800. The Company currently operates 40 retail centers, of which 35 are in Texas, three are in Louisiana and two are in Oklahoma, along with a small sales center in a Texas manufactured housing community.

     The following table sets forth, for the periods indicated, certain information relating to homes sold by Company-operated retail sales centers:

                                                    YEARS ENDED         THREE MONTHS      NINE MONTHS
                                               ----------------------      ENDED             ENDED
                                                JUNE 30,    JUNE 29,    SEPTEMBER 29,      JUNE 28,
                                                  2000        2001          2001             2002
                                               ----------  ----------  ---------------  ---------------
                                                          Predecessor Co.                Successor Co.
                                               ---------------------------------------  ---------------
Average new home sales price - HUD code . . .  $  55,095   $  54,823   $       51,403   $       53,584
Homes sold:
     New homes. . . . . . . . . . . . . . . .      5,831       2,499              373            1,001
     Previously-owned homes . . . . . . . . .      2,196         964              149              555
Percentage of new homes sold:
     Single-section . . . . . . . . . . . . .         28%         29%              34%              28%
     Multi-section. . . . . . . . . . . . . .         72%         71%              66%              72%
Percentage of new homes sold manufactured by:
     Company. . . . . . . . . . . . . . . . .         89%         98%             100%              99%
     Independent manufacturers. . . . . . . .         11%          2%               0%               1%

     Independent Retailers. The Company currently sells to approximately twenty independent retailers located in Colorado, Louisiana, New Mexico, Oklahoma and Texas. The Company believes its relations with its existing independent retailers are good. The Company has no written agreements with its independent retailers and either party may terminate the relationship at any time. The Company generally does not provide inventory financing arrangements for independent retailer purchases, nor does it consign homes. In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources under which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At June 28, 2002 the Company was at risk to repurchase approximately $2.9 million of manufactured homes and has provided for estimated net repurchase losses of approximately $0.2 million.

MANUFACTURING

     The Company manufactures a broad selection of HUD code homes ranging from traditional, lower-priced homes to distinctive, higher-priced homes. The Company is starting to produce modular homes in its core market area. The Company's HUD code homes retail from $16,900 to $125,400, excluding land costs. By providing such a broad selection, the Company believes it can meet the financial and aesthetic requirements of the full range of retail buyers. Additionally, the Company believes it offers high quality homes that incorporate more innovative architectural designs and features than are typically offered by its competitors. Over the past several years, as the demand for multi-section homes has increased, the Company has significantly increased its production of multi-section homes to 73% of total homes manufactured in fiscal 2002, up from 50% in fiscal 1994.

     The Company's manufacturing facilities generally operate on a one shift per day, five-day per week basis. At June 28, 2002, the Company's two operating new home production facilities had the capacity to produce approximately 20 floors per day, and the production rate was approximately 10 floors per day (capacity figures are estimates of management). A floor is a single section home or one section of a multi-section home. The following table sets forth the total homes and floors manufactured by the Company for the periods indicated:

                              YEARS ENDED      THREE MONTHS   NINE MONTHS
                           ------------------     ENDED          ENDED
                           JUNE 30,  JUNE 29,  SEPTEMBER 29,    JUNE 28,
                             2000      2001        2001           2002
                           --------  --------  -------------  -------------
                                   Predecessor Co.            Successor Co.
                           ---------------------------------  -------------
Homes manufactured:
     Single-section . . .     2,225       535            111            306
     Multi-section. . . .     8,174     3,121            232            870
                           --------  --------  -------------  -------------
Total homes manufactured.    10,399     3,656            343          1,176
                           ========  ========  =============  =============

Total floors manufactured    19,160     6,777            575          2,046
                           ========  ========  =============  =============

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

     The Company generally builds a home only after an order has been received and wholesale retailer financing arrangements for payment have been made. In accordance with industry practice, dealers can cancel orders prior to the commencement of production without penalty, and accordingly, the Company does not consider its backlog of orders to be firm orders. Because of the seasonality of the market for manufactured homes, the level of backlog at any time is not necessarily indicative of the expected level of future orders. The Company's backlog, as well as level of new orders, generally declines during the winter months of December through February.

FINANCING

     In June 2000, the Company invested $2.4 million to provide one-half of the initial capitalization of Homestar 21, LLC ("Homestar 21"), a joint venture owned 50% by the Company and 50% by 21st Mortgage Corporation ("21st Mortgage"), a company not affiliated with the Company. Homestar 21 is a finance company, specializing in providing chattel and non-conforming land/home financing to the Company's customers. The Company accounts for its investment in Homestar 21 using the equity method.

     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), a company not affiliated with the Company. Homestar Mortgage is a mortgage broker/loan originator for ultimate loan placement with Home Loan and other mortgage banks. Homestar Mortgage will not bear any lending risk on loans it originates. The Company accounts for its investment in Homestar Mortgage using the equity method.

     To ensure that the Company remains fully competitive and has access to all retail financing products available, the Company maintains relationships with several independent mortgage and chattel retail lenders. These relationships are intended to spread the business more evenly among various lenders and to ensure that financing is available from numerous sources. The Company believes that these relationships afford it access to a broader range of competitive financing programs which, in turn, may result in increased retail sales.

INSURANCE

     Through  its  wholly-owned  subsidiary,  Western  Insurance  Agency,  Inc.
("Western"), the Company offers to its retail customers a variety of insurance products, including property and casualty insurance, credit life insurance and extended service contracts. The Company acts as the agent and earns commissions and profit-sharing bonuses, in favorable loss years, from insurance written for purchasers of its manufactured homes.

     Through its wholly-owned subsidiary, Lifestar Reinsurance Ltd. ("Lifestar") the Company underwrote the risk as to credit life policies it sold and shared in the profits of the property and casualty insurance it sold in years where actual loss experience was favorable. The Company elected to cease operations in Lifestar in May, 2002 because the life insurance underwriting activity was producing steadily declining returns. Instead the Company will share in favorable loss experience, if any, as to the life insurance as well as the property and casualty insurance through new agreements between the insurers and Western.

TRANSPORTATION

     Roadmasters Transport Company, Inc. ("Roadmasters"), a 51% owned subsidiary, provides manufactured housing transportation services, including transportation of manufactured homes from the Company's manufacturing facilities. Roadmasters operates through independent owner-operators, allowing operations over a large geographic area with no investment in equipment. The Company believes that its controlling ownership interest in Roadmasters provides it with the ability to better control the delivery of homes to its retail sales centers and to independent retailers, especially during peak sales and delivery periods, as well as to profit from each home shipment.

COMPETITION

     The manufactured housing industry is highly competitive and the capital requirements for entry are relatively modest. Manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, location, depth of field inventory, sales promotions, merchandising and terms and availability of dealer and retail customer financing.

GOVERNMENT  REGULATION

     The Company's manufactured homes are subject to a number of federal, state and local laws and codes. Construction of manufactured homes is governed by the National Manufactured Home Construction and Safety Standards Act of 1974, as amended (the "MHCSS Act"), and the regulations issued by the Department of Housing and Urban Development ("HUD") thereunder, establishing comprehensive national construction standards. These regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. The Company's homes are regularly checked by an independent, HUD-approved inspector for compliance during construction. Failure to comply with applicable HUD regulations could expose the Company to a wide variety of sanctions, including mandated closings of Company manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements.

     The Company is subject to the Texas Industrialized Housing and Buildings Act ("IHB"), which regulates the construction of modular buildings, both residential and commercial, and modular components in the State of Texas. The Company believes its modular homes meet or surpass all IHB requirements.

     Manufactured, modular and site-built homes are all typically built with particleboard, paneling and other products that contain various formaldehyde resins. HUD regulates the allowable concentration of formaldehyde in certain products used in manufactured homes and requires warnings to purchasers concerning formaldehyde-associated risks. Certain components of manufactured homes are subject to regulation by the Consumer Products Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency and other governmental agencies currently are re-evaluating the allowable standards for formaldehyde emissions. The Company uses materials in its manufactured homes that meet the current HUD standards for formaldehyde emissions and believes that it otherwise complies with HUD and other applicable government regulations in this regard.

     The manufacturing operations of the Company are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in manufacturing industries, including independent contractors, to implement work practices, medical surveillance systems, and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. Regulations such as OSHA's Process Safety Management (PSM) standard require facility owners and their contractors to ensure that their employees are adequately trained regarding safe work practices and informed of known potential hazards. The Company has established comprehensive programs for complying with health and safety regulations. While the Company believes that it operates its manufacturing facilities safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur liability in connection with the operation of its business.

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

     A variety of laws affect the financing of manufactured homes by the Company. The Truth-in-Lending Act and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and financing charge. The Fair Credit Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various trade regulation rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. The Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification. Installment sales contracts eligible for inclusion in the Government National Mortgage Association Program are subject to the credit underwriting requirements of the Federal Housing Administration. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder require certain disclosures regarding the nature and cost of real estate settlements. Manufactured homes in Texas that are not to be placed in a manufactured home rental community are subject to Texas House Bill 1869, which requires them to be closed and financed like traditional mortgage loans. A variety of state laws also regulate the form of installment sales contracts and the allowable charges pursuant to installment sales contracts. The sale of insurance products by the Company is subject to various state insurance laws and regulations, which govern allowable charges and other insurance products.

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

EMPLOYEES

     At June 28, 2002, the Company employed 770 persons, compared to 727 persons at June 29, 2001. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good. A significant portion of the total compensation of management of the Company is derived from incentive bonuses based on the operating income of the operating unit for which such management is responsible, as well as the attainment of Company-wide performance objectives. Many of the Company's managers are participants in the option grants of Series M common stock under the Company's 2001 Management Incentive Program established by the Plan.

OTHER  INFORMATION  ABOUT  THE  COMPANY

     The Company is subject to the reporting requirements of the Securities Exchange Act of 1934. During its reorganization, the Company did not prepare or file annual or quarterly reports with the Securities and Exchange Commission but instead filed Monthly Operating Reports with the Bankruptcy Court, as required by the Bankruptcy Code. The Company also filed its Monthly Operating Reports, its confirmed Plan and its audited Fresh-Start balance sheet with the Securities and Exchange Commission. The Company intends to file the annual and quarterly reports for the periods during reorganization with the Securities and Exchange Commission as soon as practicable. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company's website is www.americanhomestar.com.

ITEM  2.  PROPERTIES

     At June 28, 2002, the Company operated two new home manufacturing facilities and one refurbishment facility in Texas, 40 retail sales centers, one small sales center in a manufactured housing community and an administrative office. Twenty-eight of the retail sales centers and the administrative office are leased under various noncancellable operating leases with varying monthly payments and varying expiration dates through March 2007. The Company owns the remaining retail sales centers. The Company's retail sales centers consist of tracts of land, ranging generally from 2.5 to 7.0 acres, on which manufactured homes are displayed, each with a sales office containing approximately 2,000 square feet of office space. The Company's retail sales centers are located in three states as follows: Louisiana (3), Oklahoma (2), and Texas (35), along with one small sales center in a manufacturing housing community in Texas. The Company believes that all facilities are adequately maintained and suitable for their present use.

     The Company owns all of its manufacturing facilities (including those classified as assets held for sale) and substantially all of its manufacturing equipment, fixtures, furniture and office equipment. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                                     DATE OPENED OR   BUILDING
LOCATION                                                ACQUIRED     SQUARE FEET
---------------------------------------------------------------------------------
Active facilities:
  Fort Worth, Texas. . . . . . . . . . . . . . . . .  June 1985           137,000
  Lancaster, Texas . . . . . . . . . . . . . . . . .  December 1992        86,600
  Burleson, Texas. . . . . . . . . . . . . . . . . .  May 1993             94,500

Idle facilities reported as Assets held
for sale:
  Henderson, North Carolina. . . . . . . . . . . . .  September 1996       70,000
  Vicksburg, Mississippi . . . . . . . . . . . . . .  September 1996      118,700
  Brilliant, Alabama . . . . . . . . . . . . . . . .  June 1997           127,500
  Guin, Alabama. . . . . . . . . . . . . . . . . . .  June 1997           136,400
  Lynn, Alabama. . . . . . . . . . . . . . . . . . .  June 1997           150,000
  Pendleton, Oregon (1). . . . . . . . . . . . . . .  September 1996      146,000

  (1)  Currently  leased  to  a  third  party

ITEM  3.  LEGAL  PROCEEDINGS

On the Effective Date of the Plan, most pending claims against the Company were discharged and an injunction was issued barring any future claims arising from events that occurred prior to October 3, 2001. In a few cases, litigation has been reinstated solely for the purpose of determining the amount of a general unsecured claim against the Company or a claim to be paid by the Company's insurers. Since the Effective Date, there have been no other pending legal proceedings, except for routine litigation incidental to the business, which management believes is not material to its business or financial condition.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded, on the NASDAQ National Market, under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. As of September 24, 2002, there were 76 specific record holders of the Company's Series C common stock, which holders have been issued 3,922,280 shares of Series C common stock. The remaining 6,077,720 shares are being held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company anticipates that the shares of Series C common stock will continue to be issued on an incremental basis as the Bankruptcy court enters orders allowing and disallowing claims that have been filed in the Company's bankruptcy case until 10 million shares are issued.

     The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of September 24, 2002. Additionally, 4,949,900 shares of Series M common stock underlie options granted to management under the 2001 Management Incentive Program at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria, established by the Board of Directors, are met.

     All shares of the Company's new common stock are restricted as to sale through April 2004. There have been no sales of Series C or Series M common stock, and no quotations for such shares have been published on any securities market.

DIVIDEND  POLICY

     The Company has not paid any cash dividends on its common stock since it became a public reporting company. The Board of Directors intends to retain any future earnings generated by the Company to support and finance operations and does not intend to pay cash dividends on its common stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board and will depend upon a number of factors such as the Company's earnings levels, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors. The terms of certain indebtedness of the Company may or may not restrict the Company's ability to pay dividends or make additional distributions.

SALES  OF  UNREGISTERED  SECURITIES

     The following unregistered sales of the Company's old par value $0.05 per share common stock (the "Old Common Stock") were made in reliance upon Section 4(2) of the Securities Act of 1933 based on isolated sales by the Company in connection with acquisitions of related businesses, all of which were made prior to the Company's reorganization. Under the Plan, all shares of Old Common Stock were cancelled in connection with the Company's reorganization under Chapter 11. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued 10 million new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management.

     On September 30, 1999, pursuant to certain earn out provisions of the R-Anell Custom Homes, Inc. stock purchase agreement, the Company issued 375,000 shares of the Company's Series A convertible preferred stock (the "Old Series A Stock"). Each share of Old Series A Stock was convertible into one share of the Company's Old Common Stock from April 2, 2001 to October 1, 2001. These shares were cancelled upon the effective date of the Plan.

     On February 8, 2000, the Company entered into a settlement agreement with DWP Management, Inc. pursuant to which, among other things, the Company acquired the remaining 20% interest in Pacific Northwest Homes, Inc. The original note payable was cancelled. The Company acquired the remaining 20% interest, for cash and 134,167 of the Company's Old Series A Stock. These shares were cancelled upon the effective date of the Plan.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The financial information set forth under Statement of Operations Data and Balance Sheet Data for each of the fiscal years ended May 31, 1998 and 1999, the one month ended June 30, 1999, and the fiscal year ended June 30, 2000, and as of the reporting periods then ended was derived from the Consolidated Financial Statements of the Company (and its subsidiaries), which financial statements have been audited by KPMG LLP, independent certified public accountants. The financial information set forth under Statement of Operations Data and Balance Sheet Data for the fiscal period ended June 29, 2001, three months ended September 29, 2001 and nine months ended June 28, 2002 have been audited by Mann Frankfort Stein & Lipp CPAs, L.L.P, independent certified public accountants. The Consolidated Financial Statements as of June 30, 2000, June 29, 2001, three month period ended September 29, 2001 and nine month period ended June 28, 2002 are included elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K (in thousands except per share data).

                                                                   ONE MONTH       YEARS ENDED       THREE MONTHS    NINE MONTHS
                                                  YEARS ENDED        ENDED    ---------------------      ENDED          ENDED
                                                    MAY 31,         JUNE 30,   JUNE 30,   JUNE 29,    SEPTEMBER 29,    JUNE 28,
                                                1998       1999       1999      2000        2001          2001          2002
                                              ---------  ---------  --------  ---------  ----------  --------------  -------------
                                                                       PREDECESSOR CO.                               SUCCESSOR CO.
                                              ------------------------------------------------------------------------------------
                                                                    (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Net sales. . . . . . . . . . . . . . . . .  $481,947   $612,086   $49,272   $532,634   $ 217,375   $      21,107   $    64,234
  Other revenues . . . . . . . . . . . . . .    31,992     41,957     3,493     41,402      24,399           5,137        18,584
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------
    Total revenues . . . . . . . . . . . . .   513,939    654,043    52,765    574,036     241,774          26,244        82,818
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------

Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . .   381,435    477,717    40,214    446,378     174,999          16,086        52,184
  Selling, general and administrative. . . .    91,772    134,682    12,487    153,769      77,948          10,290        28,703
  Restructuring charges, goodwill and asset
    impairments(1) . . . . . . . . . . . . .        --         --        --     22,097     139,216              --            --
  Acquisition costs(2) . . . . . . . . . . .     2,425         --        --         --          --              --            --
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------
      Total costs and expenses . . . . . . .   475,632    612,399    52,701    622,244     392,163          26,376        80,887
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------
      Operating income (loss). . . . . . . .    38,307     41,644        64    (48,208)   (150,389)           (132)        1,931
Interest expense . . . . . . . . . . . . . .    (7,382)   (13,845)   (1,487)   (18,366)    (11,231)           (214)         (825)
Other income (expense) . . . . . . . . . . .       (50)       110        19       (566)        813              88           245
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------
      Income (loss) before items shown
        below. . . . . . . . . . . . . . . .    30,875     27,909    (1,404)   (67,140)   (160,807)           (258)        1,351
Reorganization items:
  Fresh-Start adjustments. . . . . . . . . .        --         --        --         --          --          18,863            --
  Reorganization costs . . . . . . . . . . .        --         --        --         --      (2,796)         (1,433)           --
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------
      Income (loss) before items shown
        below. . . . . . . . . . . . . . . .    30,875     27,909    (1,404)   (67,140)   (163,603)         17,172         1,351
Income tax expense (benefit) . . . . . . . .    13,546     11,472      (462)   (20,141)     16,239              20           247
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------
      Income (loss) before items shown
        below. . . . . . . . . . . . . . . .    17,329     16,437      (942)   (46,999)   (179,842)         17,152         1,104
Earnings (losses) in affiliates. . . . . . .     1,211      1,602        49       (350)        492             145           409
Minority interest in income of consolidated
     subsidiaries. . . . . . . . . . . . . .      (223)       (98)      (20)      (242)        142             (50)         (249)
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------
       Income (loss) before items shown
         below . . . . . . . . . . . . . . .    18,317     17,941      (913)   (47,591)   (179,208)         17,247         1,264
Extraordinary item, net of income tax
     benefit(3). . . . . . . . . . . . . . .      (634)        --        --         --          --         139,130            --
                                              ---------  ---------  --------  ---------  ----------  --------------  ------------
       Net income (loss) . . . . . . . . . .  $ 17,683   $ 17,941   $  (913)  $(47,591)  $(179,208)  $     156,377   $     1,264
                                              =========  =========  ========  =========  ==========  ==============  ============

Earnings (loss) per share before
     extraordinary item - basic and diluted.  $   1.01   $   0.96   $ (0.05)  $  (2.59)  $     N/A   $         N/A   $      0.13
Earnings (loss) per share - basic and
     diluted . . . . . . . . . . . . . . . .  $   0.98   $   0.96   $ (0.05)  $  (2.59)  $     N/A   $         N/A   $      0.13
Weighted average shares outstanding -
     basic and diluted . . . . . . . . . . .    18,135     18,669    18,586     18,423         N/A             N/A    10,000,100

BALANCE SHEET DATA (END OF FISCAL YEAR):
Working capital. . . . . . . . . . . . . . .  $ 58,867   $ 60,859   $   N/A   $ 39,993   $  27,094   $      11,797   $    32,134
Total assets . . . . . . . . . . . . . . . .   273,696    439,316       N/A    362,233      96,352          76,606        92,749
Total debt . . . . . . . . . . . . . . . . .   107,491    216,845       N/A    208,176      24,462          21,102        21,703
Shareholders' equity . . . . . . . . . . . .  $ 98,463   $135,465   $   N/A   $ 92,902   $ (91,327)  $      30,179   $    49,813

_________________________________
(1)     Restructuring  charges,  goodwill  and  asset  impairments  related to the closing or idling of manufacturing plants and restructuring  of  the Company's retail operations in fiscal 2000.  Such changes increased the diluted loss per share by
        $0.81  for  fiscal  2000.  Restructuring  changes,  goodwill  and  asset impairments related to the closing or idling of manufacturing plants and non-core  retail  operations  in  fiscal  2001.
(2)     Acquisition  costs  are  non-recurring  transaction  costs  related  to  acquisition.
(3)     Extraordinary  losses  on early extinguishments of debt in fiscal 1998 and extraordinary gain for forgiveness of debt in fiscal  2002.

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

GENERAL

     American Homestar is a regional vertically integrated manufactured housing company with operations in manufacturing, retailing, home transportation services, home financing and insurance. The Company has its principal operations in Texas, although it also sells its products in neighboring states. The Company manufactures a wide variety of manufactured homes from two of its three manufacturing facilities. The third manufacturing facility is primarily engaged in refurbishing manufactured homes obtained through lender repossessions.

     The Company's products are sold through 40 Company-operated retail sales centers in Texas, Louisiana and Oklahoma, one non-owned residential community in Texas, and several independent dealers. In addition, the Company facilitates installment financing by purchasers of manufactured homes from its retail sales centers. The Company also offers retail customers a variety of insurance products, including property casualty insurance, credit life insurance and extended warranty coverage through both its Company-operated retail sales centers and certain independent retailers. The Company also offers transportation services to its customers.

REORGANIZATION

     On January 11, 2001 (the "Petition Date"), American Homestar Corporation (the "Company") and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization (the "Plan") of the Company and its subsidiaries. On October 3, 2001, all conditions required for the effectiveness of the Plan were met, and the Plan became effective ("Effective Date"), and the Company and its subsidiaries emerged from bankruptcy.

SUMMARY  OF  PLAN

     Under the Plan, the Company maintained its ongoing business operations primarily in Texas, Louisiana and Oklahoma, and continued sales to independent dealers in New Mexico, Arkansas and Colorado. The Company continued to use its manufacturing facilities in North Texas and to operate approximately 40 retail store operations. Moreover, through affiliated entities that were not subject to the Plan, the Company continued its insurance, financial services and transportation lines of business.

     Treatment of Equity: Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. The Company has issued 10 million shares of Series C common stock and 100 shares of Series M common stock. As of June 28, 2002, 3,922,280 shares of Series C common stock had been issued to specific shareholders with allowed claims and 6,077,720 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 28, 2002 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. Options for 4,949,900 shares have been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

     Treatment  of  Administrative  and Priority Claims (other than tax claims):
The Bankruptcy Code sets forth various types of claims that are entitled to priority treatment. These priority claims include, among others, the costs of administration incurred during the bankruptcy case, certain consumer claims and certain employee claims. The priority claims that are allowed by the Bankruptcy Code will be paid in cash and in full.

     Tax Claims: The Bankruptcy Code allows certain tax claims to be paid over a period of up to 72 months following the date of the assessment of those taxes. The Plan authorizes the Company and its subsidiaries to pay tax claims over a period of up to 60 months, with interest.

     Unsecured Claims: Holders of unsecured claims of $10,000 or less were given varying options, depending upon the entity owing the unsecured claim. In general, most holders of such claims are entitled to receive a small payment in cash (typically 10% or 20% of the amount of their claim). Certain of the Company's affiliates have discontinued or will discontinue doing business under the terms of the Plan. Holders of unsecured claims against discontinued entities could accept a pro rata distribution in three years when the liquidation value of the subsidiary is determined. Very few creditors have elected this option. The typical holder of an unsecured claim will receive Series C common stock in the Company. The stock will be issued by the Company, without regard to which subsidiary actually owing the claim.

     Miscellaneous Secured Claims: The Company was given the option to return the collateral for secured claims or to pay secured claims over an extended period of time, with interest.

     Secured Claims by Primary Lender: As part of the Plan, the Company and several of its subsidiaries entered into a new financing arrangement with the Company's principal secured lender. The arrangement provided for substantial debt forgiveness by the secured lender and for the extension of a 36-month loan revolving credit facility by the secured lender. The new loan is secured by substantially all of the Company's inventory and real estate and by certain other assets (including certain specified cash deposits of approximately $4.2 million at June 28, 2002, which is included in restricted cash on the balance sheet included in the Company financial statements). The loan has a maximum limit of $38 million, although the available amount under the loan varies based on various covenants and other requirements. The Company estimates that the loan has a maximum potential advancement of $23 to $24 million, of which $20.7 million was advanced as of June 28, 2002. In addition to this facility, the secured lender issued certain other shorter-term loan accommodations to provide for the acquisition of certain specified inventory by the Company or its affiliates.

BASIS  OF  REPORTING

     Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and the Company has recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan was not material. The adjustment to eliminate the accumulated deficit totaled $158 million, of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments.

     The reorganization value of the Company's common equity of approximately $30 million was determined by an independent valuation and financial specialist after consideration of several factors and by using various valuation methods, including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company has been allocated to various asset categories pursuant to Fresh-Start accounting principles.

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION  AND  GENERAL

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform with the 2002 presentation. The Company also owns a 50% interest in a joint venture (Homestar 21st, LLC), which is accounted for under the equity method of accounting. The Company recently formed a second 50% owned joint venture (American Homestar Mortgage), which will also be accounted for under the equity method of accounting.

     The Company's fiscal year ends on the Friday closest to June 30 and each interim period ends on the Friday closest to the end of the respective calendar period.

ACCOUNTING  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Significant estimates were made to determine the following amounts reflected on the Company's Balance Sheets:

          - Property Plant and Equipment is reflected at its estimated fair market value at September 29, 2001, less accumulated depreciation for the period subsequent to September 29, 2001. The determination of periodic depreciation expense requires an estimate of the remaining useful lives of each asset.

          - Assets Held For Sale are reflected at estimated fair market value.

          - Warranty Reserves include an estimate of all future warranty-related service expenses that will be incurred as to all homes previously sold, which are still within the one-year warranty period. These estimates are based on average historical warranty expense per home, applied to the number of homes that are still under warranty.

          - Reserve for future repurchase losses reflects management's estimate of both repurchase frequency and severity of net losses related to agreements with various financial institutions and other credit sources to repurchase manufacturing homes sold to independent dealers in the event of a default by the independent dealer or its obligation to such credit sources. Such estimates are based on historical experience.

          - Liquidation and Plan Reserve reflects management's estimate of all costs and expenses to be incurred in administering and satisfying plan obligations as well as the net cost to complete the liquidation of all non-core operations.

          - Claims Reserve reflects management's estimate of the cash required to satisfy all remaining priority, tax, administrative and convenience class claims. This reserve does not include the remaining initial distribution that is reflected in another liability account, has been escrowed, and is not subject to estimation.

REVENUE  RECOGNITION

     Retail sales are recognized once full cash payment is received and the home has been delivered to the customer.

     Manufacturing sales to independent dealers and subdivision developers are recognized as revenue when the following criteria are met:

     -    there is a firm retail commitment from the dealer;

     - there is a financial commitment (i.e. an approved floor plan source, cash or cashiers check received in advance);
     -    the home is completely finished;
     -    the home is invoiced; and
     -    the home has been shipped.

     The Company also maintains used manufactured home inventory owned by outside parties and consigned to the Company, for which the Company recognizes a sales commission when received.

     Premiums from credit life insurance policies reinsured by the Company's credit life subsidiary, Lifestar Reinsurance, Ltd. ("Lifestar"), are recognized as revenue over the life of the policy term. Premiums are ceded to Lifestar on an earned basis.

     Agency insurance commissions are recognized when received and acknowledged by the underwriter as due.

     Transportation revenues are recognized after the service has been performed and invoiced to the customer.

INVENTORIES

     Newly manufactured homes are valued at the lower of cost or market, using the specific identification method. Used manufactured homes are valued at estimated wholesale prices, not in excess of net realizable value. Raw materials are valued at the lower of cost or market, using the first-in, first-out method.

PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment were recorded at cost at June 29, 2001 or, as required by Fresh-Start Reporting, were reflected at management's estimate of fair market value at September 29, 2001, and since that date additions are recorded at cost. Depreciation on property, plant and equipment is recorded using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the useful lives of the improvements or lease periods, whichever is shorter. The Company has six manufacturing plants and several non-core retail sales centers that are not in operation which are classified as assets held for sale and are reflected at management's estimate of net realizable value.

     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the carrying values of such assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal years 2000 and 2001, the Company recorded long-term asset impairments of approximately $4.8 million in fiscal 2000 and approximately $38.8 million in fiscal 2001.

GOODWILL

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over periods ranging from 10 to 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over the remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations.

     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal years 2000 and 2001, the Company recorded goodwill write-off of approximately $14.6 million in fiscal 2000 and approximatley $63.9 million in fiscal 2001.

INCOME  TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Because of the Company's recent reorganization, all deferred tax assets (both short term and long term) have been fully reserved as their realization is contingent upon future taxable income.

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

ACCRUED  WARRANTY  AND  SERVICE  COSTS

     The Company makes a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of retail sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in cost of sales in the consolidated statements of operations. For the years ended June 30, 2000, June 29, 2001, the three months ended September 29, 2001 and the nine months ended June 28, 2002, warranty and service costs were $27.7 million, $ 10.6 million, $0.7 million, $2.0 million respectively.

EARNINGS  PER  SHARE

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. Options granted under the Company's 2001 Management Incentive Program are not reflected in diluted earnings per share as there have been no sales and no quoted bid and asked prices for the stock. Per share data for periods ended June 29, 2001, and September 29, 2001, have been omitted as the Company was in bankruptcy during these periods and the amounts do not reflect the current capital structure.

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

CASH  EQUIVALENTS

     Cash equivalents consist of short-term investments with an original maturity of three months or less, money market accounts and cash in transit from financial institutions. Cash in transit from financial institutions presents no risk to the Company regarding collectibility and is typically received within two business days of month end.

CONCENTRATION  OF  CREDIT  RISK

     The Company maintains cash in several bank accounts, which at times exceed federally insured limits. The Company monitors the financial condition of the banks where it maintains accounts and has experienced no losses associated with these accounts.

RECENT  ACCOUNTING  PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and we do not expect its adoption will have a material impact on our financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, and we do not expect its adoption will have a material impact on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of OperationsReporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the accounting for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and we do not expect its adoption will have a material impact on our financial condition or results of operations.

RESULTS  OF  OPERATIONS

     The results of operations and cash flows for the three months ended September 29, 2001, include operations prior to the Company's emergence from Chapter 11 proceedings and the effects of Fresh-Start Reporting. The results of operations and cash flows for the nine months ended June 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting. As a result, the net income for the nine months ended June 28, 2002 is not comparable with prior periods and the net income for the twelve months ended June 28, 2002 is divided into Successor Company and Predecessor Company periods and is also not comparable with prior periods. In addition, the Balance Sheet as of June 28, 2002 is not comparable to prior periods for the reasons discussed above.

     In connection with its reorganization, the Company has significantly downsized its operations and has focused on its core Southwest market, where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 40 retail sales centers and a sales operation in a manufactured housing community. The Company also operates three manufacturing plants, two of which are producing new homes while the third is used to refurbish manufactured homes obtained through lender repossessions, and an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. In addition, from March 1995 to May 2002 the Company operated a reinsurance company, which reinsures the credit life and extended warranty policies sold, and allowed the Company to participate in additional homeowner insurance profits in years where losses are lower than expected. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured homes, modular homes and offices, and a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. The Company also has a 50% interest in a mortgage brokerage business which is currently in formation. Management believes that its vertical integration strategy, deriving multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

     Two significant recent events have, in management's opinion, had a dampening effect on new home sales and revenues for the six months ended June 28, 2002. The withdrawal of several retail lenders from the national market has had the effect of tightening credit standards applied to potential new home buyers and, at least temporarily, reduced total potential demand for new homes. Some previously qualified new homebuyers are currently able to purchase lender repossessions but are not currently eligible for new home financing. In addition, new Texas legislation (HB 1869) effective January 1, 2002, now requires any land/home package to be closed and financed in a fashion nearly identical to traditional mortgage financing for site-constructed housing. This legislation has led to a much longer and more complex credit approval and loan closing cycle than existed prior to January 1, 2002. While this change will not necessarily result in a lower overall demand for manufactured housing in Texas, it has had the effect of increasing the sales closing and revenue recognition process from an average of 45-60 days to an average of more than 100 days. As a result, management believes that the Company realized less revenue during the six months ended June 28, 2002, than would have otherwise been the case without lender withdrawal from the industry and the Texas law change. If the lending environment remains stable, management believes that sales and revenues will gradually improve over current levels as its sales-in-process mature toward the longer closing and completion cycle and as its retail sales team adjusts to these new lender and industry dynamics. Management believes that most of the Company's competition in its core market region is experiencing similar market pressures and is reducing both retail and manufacturing capacity. Management believes that the Company is postured to take advantage of these changes because it is reorganized and no longer distracted by the same relative leverage positions and operational challenges as its competition. While management believes that market share gains will be gradual but steady, there is no assurance that these gains will materialize.

     The following table summarizes certain key sales statistics for the Company for the periods indicated:

                                                           YEARS ENDED         THREE MONTHS      NINE MONTHS
                                                      ----------------------      ENDED             ENDED
                                                       JUNE 30,    JUNE 29,    SEPTEMBER 29,       JUNE 28,
                                                         2000        2001          2001             2002
                                                      ----------  ----------  ---------------  ---------------
                                                                 Predecessor Co.                Successor Co.
                                                      ---------------------------------------  ---------------
Company-manufactured new homes sold at retail. . . .      5,193       2,447              373              994
Total new homes sold at retail . . . . . . . . . . .      5,831       2,499              373            1,001
Internalization rate (1) . . . . . . . . . . . . . .         89%         98%             100%              99%
Previously-owned homes sold at retail. . . . . . . .      2,196         964              149              555
Average retail selling price - new homes (HUD
     code) . . . . . . . . . . . . . . . . . . . . .  $  55,095   $  54,823   $       51,403   $       53,584
Company-operated retail sales centers and community
     sales centers at end of period. . . . . . . . .        111          41               41               41
Total manufacturing shipments. . . . . . . . . . . .     10,399       3,656              343            1,176
Manufacturing shipments to independent retail sales
     centers, including franchisees. . . . . . . . .      5,830       1,832               51              162

_____________________
(1)     The proportion of new homes sold by Company-operated retail sales centers that are manufactured by the
        Company.

     The following table summarizes the Company's historical operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                  YEARS ENDED       THREE MONTHS     NINE MONTHS
                                              --------------------      ENDED           ENDED
                                              JUNE 30,   JUNE 29,   SEPTEMBER 29,      JUNE 28,
                                                2000       2001          2001            2002
                                              ---------  ---------  --------------  --------------
                                                       Predecessor Co.              Successor Co.
                                              ------------------------------------  --------------
Total revenues . . . . . . . . . . . . . . .     100.0%     100.0%          100.0%          100.0%
Gross profit . . . . . . . . . . . . . . . .      22.2%      27.6%           38.7%           37.0%
Selling, general and administrative expenses
     before acquisition costs. . . . . . . .      26.8%      32.2%           39.2%           34.7%
Restructuring costs. . . . . . . . . . . . .       3.8%      57.6%             --              --
Operating income . . . . . . . . . . . . . .     (8.4%)    (62.2%)          (0.5%)            2.3%
Income before income taxes and extraordinary
     item. . . . . . . . . . . . . . . . . .    (11.7%)    (67.7%)           65.4%            1.6%
Income before extraordinary item . . . . . .     (8.3%)    (74.1%)           65.7%            1.5%
Net income . . . . . . . . . . . . . . . . .     (8.3%)    (74.1%)          595.9%            1.5%


     Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre-and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the periods indicated.

NINE MONTHS ENDED JUNE 28, 2002 COMPARED TO NINE MONTHS ENDED JUNE 29, 2001

     Net Sales. Net sales of manufactured homes were $64.2 million for the nine months ended June 28, 2002, compared to $102.9 million for the nine months ended June 29, 2001. The 38% decline in sales was attributable to the following:

     Retail sales declined $14.1 million or (15% in units and 20% in dollars). New home same store sales in the Company's core operations also declined 14% from an average of 28 new home sales per store for the nine months ended June 29, 2001 to an average of 24 new home sales per store for the nine months ended June 28, 2002. Management believes that the Texas law changes in financing brought about by Texas HB 1869 and the recent exit of three retail lenders to the industry are major factors in the decline of new home same store and average sales in the nine months ended June 28, 2002. The remainder of the decline in new home sales is attributable to the Company's reorganization and downsizing, which resulted in fewer average company stores in the current period than in the comparable period.

     Manufacturing division sales to independent dealers were $6.4 million in the nine months ended June 28, 2002, compared to $31.0 million in the nine months ended June 29, 2001, a decline of 79%. This significant decline was the result of two principal factors related to the Company's reorganization. One factor was a reduction in average number of new home manufacturing facilities in operation (two in the nine months ended June 28, 2002 compared to seven in the nine months ended June 29, 2001). The other factor was a reduction in the number of independent dealers purchasing products from the Company. There were very few sales to independent dealers during the Company's reorganization (from January 2001 through October 2001). Since the Company emerged from reorganization in October 2001 and has re-established relationships with industry floor plan lenders, sales to independent dealers and subdivision developers have grown slowly. The Company believes such sales will continue to increase gradually over time, aided by recent reductions of competitor capacity in the Company's regional market area.

     Other Revenues. Other revenues were $18.6 million for the nine months ended June 28, 2002, compared to $18.6 million for the nine months ended June 29, 2001. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $6.7 million (or 51%) primarily due to the decline in retail sales and continuing lender restrictions as to the amounts of insurance they will finance on each home sale. The decline in insurance revenues was offset by a $6.7 million (or 123%) increase in transportation revenues. During the nine months ended June 28, 2002, the Company's transportation group expanded their operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

     Cost of Sales. Cost of sales was $52.2 million (or 63% of revenues) for the nine months ended June 28, 2002, compared to $86.2 million (or 71% of revenues) for the nine months ended June 29, 2001. The 40% decline in dollar amount of cost of sales is largely attributable to the 32% decline in total revenues.

     Cost of sales (expressed as a percentage of revenues) in the Company's retail division declined nearly 5% for the nine months ended June 28, 2002. The most significant factor in the decline was the Company's exit from all non-core markets by mid-fiscal year 2001. Margins in the non-core markets were substantially lower than in the Company's core market area. Approximately 14% of total retail sales during the nine months ended June 29, 2001 were from non-core markets, while no non-core sales are reflected for the nine months ended June 28, 2002. The second factor in the decline was higher proportionate sales of discounted inventory (both new and used) which the Company was able to purchase on the open market as well as from its secured lender as part of the Company's reorganization. While the number of such discounted homes in the Company's inventory is declining, management believes that similar opportunities to purchase discounted inventory may exist in the future.

     Cost of sales (expressed as a percentage of revenues) in the Company's manufacturing division declined nearly 8% in the nine months ended June 28, 2002. This decline was primarily attributable to greater manufacturing efficiencies and the restoration of raw material purchase terms and discounts in the nine months ended June 28, 2002. Terms, discounts and efficiencies were negatively affected beginning in mid-fiscal 2001, while the Company was undergoing reorganization.

     Cost of sales (expressed as a percentage of revenues) were largely unchanged in the Company's transportation operations in the nine months ended June 28, 2002.

     Selling, General and Administrative Expenses. Selling general and administrative expenses were $28.7 million (or 35% of revenues) in the nine months ended June 28, 2002, compared to $43.2 million (or 36% of revenues) in the nine months ended June 29, 2001. These expenses declined principally as the result of a decline in revenues. The less than proportionate decline in SG&A expenses between the periods is due to the fact that fixed costs were not reduced at the same short-term rate as the decline in revenues. Management believes that the short-term maintenance of core market infrastructure and capacity will be met with greater demand and profitability as the Company gains market share in the current environment.

     Restructuring Changes. There were no restructuring changes in the last nine months of fiscal 2002 compared to $138.7 million in the last nine months of fiscal 2001. These costs related to asset revaluations (goodwill write offs and adjustment of carrying value to other assets to net realizable value) as well as costs associated with idling and closing manufacturing facilities and non-core retail centers.

     Interest Expense. Interest expense was $0.8 million for the nine months ended June 28, 2002, compared to $6.2 million for the nine months ended June 29, 2001. Lower interest expense in the current period was the result of substantially lower average debt levels in the nine months ended June 28, 2002, than in for the nine months ended June 28, 2002, due to the Company's reorganization and attendant debt conversion to equity, as well as slightly lower prevailing and average interest rates.

     Reorganization Costs. In connection with the Company's Chapter 11 filing, reorganization costs of $2.8 million were incurred for the nine months ended June 29, 2001. These costs related primarily to professional fees and similar type expenditures directly related to the Chapter 11 proceedings. No such costs were incurred in the nine months ended June 28, 2002.

     Income Taxes. Income tax expense was $0.2 million (on pretax income of $1.4 million) for the nine months ended June 28, 2002, compared to $16.0 million (on a pretax loss of $154.8 million) for the nine months ended June 29, 2001. Tax expense in the current period relates to taxes attributable to the Company's transportation and reinsurance operations that file returns separate from the Company's consolidated return. The tax expense for the nine months ended June 29, 2001 consists primarily of a valuation allowance to fully reserve the deferred tax assets arising in prior years. The remainder of the tax expense for the nine months ended June 29, 2001 relates to the Company's transportation and reinsurance operations as described above.

     Earnings in affiliates. The Company's 50% share in the after-tax earnings of Homestar 21, LLC were $0.4 million for the nine months ended June 28, 2002, compared to $0.7 million for the nine months ended June 29, 2001. The reduction in income was primarily the result of fewer loan originations from diminished retail volume.

     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in its financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $0.2 million for the nine months ended June 28, 2002, compared to a negative deduction (add-back) of $0.2 million for the nine months ended June 29, 2001. The negative deduction for the nine months ended June 29, 2001 arose as a result of a loss in the transportation company, which was restored to profitability in for the nine months ended June 28, 2002.

YEAR ENDED JUNE 28, 2002 COMPARED TO JUNE 28, 2001

     Net Sales. Net sales of manufactured homes were $85.3 million for the year ended June 28, 2002, compared to $217.4 million for the year ended June 29, 2001. The 61% decline in sales was primarily attributable to the Company's reorganization and downsizing including a significant reduction in the average number of company sales centers and manufacturing facilities.

     Retail sales declined $63.5 million (or 40% in units and 45% in dollars) due primarily to a proportionate reduction in the average number of retail stores operating for the year ended June 28, 2002, compared to the year ended June 29, 2001. Same store sales of new homes in the Company's core operations also declined 19% from an average of 42 new home sales per store in the year ended June 29, 2001, to an average of 34 new home sales per store in the year ended June 28, 2002. Management believes that the Texas law changes in financing brought about by Texas HB 1869, beginning in January 2002, as well as the recent exit of three major retail lenders to the industry, were significant factors in the Company's same store sales decline.

     Manufacturing division sales to independent dealers were $8.4 million for the year ended June 28, 2002, compared to $76.9 million for the year ended June 29, 2001, a decline of 89%. This significant decline was the result of two principal factors related to the Company's reorganization. One factor was the reduction in average number of manufacturing facilities in operation (two for the year ended June 28, 2002, compared to seven for the year ended June 29,
2001). The other factor was a reduction in the number of independent dealers purchasing product from the Company. There were very few sales to independent dealers during the Company's reorganization (from January 2001 through October
2001). Since the Company emerged from reorganization in October 2001 and has re-established relationships with industry floor plan lenders, sales to independent dealers and subdivision developers have grown slowly. The Company believes such sales will continue to increase gradually over time, aided by recent reductions of competitor capacity in the Company's regional market area.

     Other Revenues. Other revenues were $23.7 million for the year ended June 28, 2002, compared to $24.4 million for the year ended June 29, 2001. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $7.3 million (or 45%) primarily due to the similar proportionate decline in retail sales and continuing lender restrictions as to the amounts of insurance they will finance on each home sale. The decline in insurance revenues was largely offset by a $6.7 million (or 86%) increase in transportation revenues. During for the year ended June 28, 2002, the Company's transportation group expanded their operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

     Cost of Sales. Cost of sales was $68.3 million (or 63% of revenues) for the year ended June 28, 2002, compared to $175.0 million (or 72% of revenues) for the year ended June 29, 2001. The 61% decline in dollar amount of cost of sales is largely attributable to the 55% decline in total revenues. The improvement in cost of sales (expressed as a percentage of revenues) is due to the following factors:

     Cost of sales (expressed as a percentage of revenues) in the Company's retail division declined approximately 4% primarily as a result of the Company's exit from all non-core markets (especially in the Carolinas) where lower margins prevailed. This non-core business represented 14% of total retail sales for the year ended June 29, 2001, while retail sales for the year ended June 28, 2002 were all from the Company's core market areas. Another factor was higher proportionate sales of discounted inventory (both new and used), which the Company was able to purchase on the open market as well as from its secured lender as part of the Company's reorganization. While the number of such discounted homes in the Company's inventory is declining, management believes that similar opportunities to purchase discounted inventory may exist in the future.

     Cost of sales (expressed as a percentage of revenues) in the Company's manufacturing division also declined more than 3%. This decline was primarily attributable to greater manufacturing labor and material efficiencies and the restoration of raw material purchase terms and discounts during the year ended June 28, 2002. Terms, discounts and efficiencies were dramatically affected in the year ended June 29, 2001, as the result of the Company's reorganization. The Company also implemented a general price increase in February 2002, its first since January 2001.

     Cost of sales (expressed as a percentage of revenues) were largely unchanged in the Company's transportation and insurance agency operations and were down slightly in the Company's reinsurance operations, principally as the result of slightly lower claims for the year ended June 28, 2002.

     Selling, General and Administrative Expenses. Selling general and administrative expenses were $39.0 million (or 36% of revenues) for the year ended June 28, 2002, compared to $77.9 million (or 32% of revenues) for the year ended June 29, 2001. These expenses declined principally as the result of the decline in revenues. During the Company's reorganization, a substantial number of sales centers and manufacturing operations were closed or sold to others, giving rise to substantial reductions in fixed operating costs such as wages, benefits, rents, utilities and property taxes.

     Restructuring Charges. There were no restructuring charges for the year ended June 28, 2002, compared to $139.2 million for the year ended June 29, 2001. These costs related to asset revaluations (goodwill write offs and adjustment of carrying value of other assets to net realizable value) as well as costs associated with idling and closing manufacturing facilities and non-core retail centers.

     Interest Expense. Interest expense was $1.0 million for the year ended June 28, 2002, compared to $11.2 million for the year ended June 29, 2001. As the result of the Company's reorganization, interest expense on a substantial amount of the Company's debt ceased in mid-fiscal 2001. Lower interest expense for the year ended June 28, 2002 was the result of substantially lower average debt levels ($80.5 million in fiscal 2002, as compared to $173.8 million in fiscal
2001) and lower prevailing and average interest rates for the year ended June 28, 2002, as compared to the year ended June 29, 2001.

     Reorganization Costs. In connection with the Company's Chapter 11 filing, reorganization and impairment costs of $2.8 million and $1.4 million were incurred during the years ended June 29, 2001 and June 28, 2002, respectively. These costs related primarily to professional fees and similar type expenditures directly related to the Chapter 11 proceedings.

     Income Taxes. Income tax expense for the year ended June 28, 2002 was $0.3 million on pretax loss (before Fresh-Start adjustments) of $0.3 million compared to tax expense of $16.2 million on pretax losses of $164 million for the year ended June 29, 2001. The tax expense in the current period is attributable to the Company's transportation and reinsurance operations whose tax returns are not included in the Company's consolidated tax returns. The most significant source of the 2001 tax expense was the provision of a full ($15.8 million) valuation allowance against the Company's deferred tax assets which arose in prior periods. The remainder of the tax expense for the year ended June 29, 2001 was attributable to the Company's transportation and reinsurance operations described above.

     Earnings in Affiliates. The Company's 50% share in the after-tax earnings of Homestar 21, LLC. was $0.6 million for the year ended June 28, 2002, compared to $0.5 million for the year ended June 29, 2001.

     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in its financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $0.3 million for the year ended June 28, 2002, compared to a negative deduction (add-back) of $0.1 million for the year ended June 29, 2001. The negative deduction for the year ended June 29, 2001 arose as a result of a loss in the transportation company which was restored to profitability for the year ended June 28, 2002.

YEAR ENDED JUNE 29, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

     Net Sales. Net sales of manufactured homes were $217.4 million for the year ended June 29, 2001, compared to $532.6 million for the year ended June 30, 2000. The 59% decline in sales was primarily attributable to the Company's reorganization and downsizing including a significant reduction in the average number of company sales centers and manufacturing facilities in the year ended June 29, 2001, as compared to the year ended June 30, 2000.

     Retail sales declined $186.2 million (or 57% in both units and dollars) due to several factors. The most significant factor was a 35% decline in the average number of retail stores operating for the year ended June 29, 2001, compared to the year ended June 30, 2000 (from 118 to 76). Average new home sales per store also declined 21% (from 76 to 60). Same store sales in the Company's core operations also declined 25% from an average of 56 new home sales per store in the year ended June 30, 2000, to an average of 42 new home sales per store in the year ended June 29, 2001. The Company's retail sales activity was dramatically affected by the announcement of its reorganization, but gradually improved to normal levels by the end of the year ended June 29, 2001.

     Manufacturing division sales to independent dealers were $76.9 million for the year ended June 29, 2001, compared to $205.9 million for the year ended June 30, 2000, a decline of 63%. This significant decline was the result of two principal factors related to the Company's reorganization. One factor was the reduction in average number of manufacturing facilities in operation (seven in the year ended June 29, 2001, compared to 13 in the year ended June 30, 2000). The other factor was a reduction in the number of independent dealers purchasing products from the Company. There were largely no sales to independent dealers during the Company's reorganization (from January 2001 through October 2001).

     Other Revenues. Other revenues were $24.4 million for the year ended June 29, 2001, compared to $41.4 million for the year ended June 30, 2000, a decline of $17 million or 41%. Other revenues in the retail division (consisting primarily of commissions from both the sale of insurance and the sale of consigned lender repossessions as well as franchise-related revenues) declined $10.8 million or 72%. Insurance commission income declined proportionately with retail sales, the sales of repossessions declined 45%, and the Company suspended its franchise operations in mid-fiscal year 2001 in connection with its reorganization.

     Cost of Sales. Cost of sales was $175.0 million (or 72% of revenues) for the year ended June 29, 2001, compared to $446.4 million (or 78% of revenues) for the year ended June 30, 2000. The 61% decline in dollar amount of cost of sales is largely attributable to the 58% decline in total revenues. The reduction of cost of sales (expressed as a percentage of total revenues) was due, in large measure, to the closing of all, lower margin, non-core retail operations during the year ended June 29, 2001, as well as higher proportionate sales of discounted inventory (both new and used) which the company was able to purchase on the open market as well as from its secured lender as part of the company's reorganization.

     Selling, General and Administrative Expenses. Selling general and administrative expenses were $77.9 million (or 32% of revenues) for the year ended June 29, 2001, compared to $153.8 million (or 27% of revenues) for the year ended June 30, 2000. These expenses declined as the result of the decline in revenues. During the Company's reorganization, a substantial number of sales centers and manufacturing operations were closed or sold to others, giving rise to substantial reductions in fixed operating costs such as wages, benefits, rents, utilities and property taxes. The Company retained the fixed costs necessary to fund its core market infrastructure during reorganization when revenues were temporarily disrupted.

     Restructuring Charges. Restructuring charges for the year ended June 29, 2001 were $139.2 million, compared to $22.1 million for the year ended June 30, 2000. These costs related to asset revaluations (goodwill write offs and adjustment of carrying value of other assets to net realizable value) as well as costs associated with idling and closing manufacturing facilities and non-core retail centers.

     Interest Expense. Interest expense was $11.2 million for the year ended June 29, 2001, compared to $18.4 million for the year ended June 30, 2000. As the result of the Company's reorganization, interest expense on a substantial amount of the Company's debt ceased in the year ended June 29, 2001. Lower interest expense for the year ended June 29, 2001was the result of substantially lower average debt levels ($173.8 million in the year ended June 29, 2001, as compared to $212.3 million in the year ended June 30, 2000), and lower prevailing and average interest rates in the year ended June 29, 2001, as compared to the year ended June 30, 2000.

     Reorganization Costs. In connection with the Company's Chapter 11 filing, reorganization costs of $2.8 million were incurred for the year ended June 29, 2001. These costs related primarily to professional fees and similar type expenditures directly related to the Chapter 11 proceedings. No reorganization costs are reflected for the year ended June 30, 2000.

     Income Taxes. Income tax expense for the year ended June 29, 2001 was $16.2 million (on a pretax loss of $163.6 million) compared to tax benefit of $20.1 million (on a pretax loss of $67.1 million) for the year ended June 30, 2000. The most significant source was the provision of a full ($15.8 million) valuation allowance against the Company's deferred tax assets which arose in prior periods. The remainder of the tax expense for the year ended June 29, 2001 was attributable to the Company's transportation and reinsurance operations which are not included in the Company's consolidated tax returns. The tax benefit for the year ended June 30, 2000 related to the loss carry-backs and carry-forwards which the Company believed, at the time, it could fully utilize.

     Earnings in Affiliates. The Company's 50% share in the after-tax earnings of its finance company joint venture (21st Mortgage, LLC) was $0.5 million for the year ended June 29, 2001, compared to a loss of $0.4 million for the year ended June 30, 2000. The Company sold its interests in 21st Mortgage in June 2000 and formed a new joint venture (Homestar 21, LLC) to originate all new business from July 1, 2000 forward.

     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in its financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $0.2 million for the year ended June 30, 2000, compared to a negative deduction (add-back) of $0.1 million for the year ended June 29, 2001. The negative deduction for the year ended June 29, 2001 arose as a result of a loss in the transportation company which was profitable during the year ended June 30, 2000, had modest losses for the year ended June 29, 2001, and was restored to profitability for the year ended June 28, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 28, 2002, the Company had operating cash and cash equivalents of $32.2 million, cash - reserved for claims of $6.2 million, and cash - restricted of $4.2 million. The reserved cash balance was for payment of an initial distribution to shareholders and management's estimate of cash required to pay remaining claims under the Plan. The restricted cash represents $4.2 million held in a cash collateral account, which secures the Company's floor plan through Associates Housing Financial LLC ("Associates").

     Under the floor plan credit facility with Associates, although the maximum line of credit is $38 million with various sub-limits for each category of inventory financed, the Company estimates that the loan currently has a maximum potential advancement of $23 to $24 million. The line is contractually committed until October 2, 2004. The balance outstanding at June 28, 2002 was $20.7 million, consisting of $19.3 million in revolving debt and $1.4 million under liquidating lines. As the liquidating lines are paid down, additional borrowing capacity is added to the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the line carried no interest through April 3, 2002, and thereafter accrue interest at a rate of prime plus 1% per annum. Management believes that this floor plan credit facility is sufficient to meet its inventory financing needs for the foreseeable future.

     Under the Plan, the Company was required to make an initial distribution to its new shareholders of approximately $5.3 million. A distribution of approximately $2.1 million was made in April 2002 and approximately $3.2 million is held in escrow for the remainder of the distribution.

     Also under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets) where there are no current intentions to reactivate these facilities for future core operations. At June 28, 2002, management estimated the fair market value of these assets to be approximately $5.4 million. The Company has reported these assets as "Assets held for sale" and is actively seeking to sell or lease these properties. Net cash proceeds, if any, resulting from the sale or lease of these properties will be deposited in the restricted cash collateral account.

     In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At June 28, 2002, the Company was at risk to repurchase approximately $2.9 million of manufactured homes and has provided for estimated net repurchase losses of approximately $0.2 million.

     The Company believes that its current cash position, along with its floor plan facility, and expected cash flow from operations will be sufficient to support the Company's cash and working capital requirements for the foreseeable future.

INFLATION  AND  SEASONALITY

     Inflation in recent years has been modest and has primarily affected the Company's manufacturing costs in the areas of labor, manufacturing overhead and raw materials other than lumber. The price of lumber is affected more by the imbalances between supply and demand than by inflation. Historically, the Company believes it has been able to minimize the effects of inflation by increasing the selling prices of its products, improving its manufacturing efficiency and increasing its employee productivity. In addition, the Company's business is seasonal, with weakest demand typically from mid-November through February and the strongest demand typically from March through mid-November. Over the history of the Company's operations, management has not observed any correlation between interest rate fluctuations and increases or decreases in sales based solely on such fluctuations.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists of its liability for floor plan of manufactured housing retail inventories. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Based on the current level of variable rate debt, each one percentage point increase (decrease) in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.2 million.

     The Company's financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.

     The Company has no financial instruments held for trading purposes. The Company originates loans through its 50% owned affiliate Homestar 21, most of which are at fixed rates of interest, in the ordinary course of business and periodically securitizes them to obtain permanent financing for such loan originations. Accordingly, Homestar 21 loans held for sale are exposed to risk from changes in interest rates between the time loans are originated and the time at which Homestar 21 obtains permanent financing, generally at fixed rates of interest, in the asset-backed securities market. Homestar 21 attempts to manage this risk by minimizing the warehousing period of unsecuritized loans. Homestar 21 currently does not originate any loans with the intention of holding them for investment.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The information required by this item is listed under Item 14 (a) and begins at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported on Form 8-K filed on January 23, 2001, the Registrant and 21 of its affiliates filed a voluntary petition for bankruptcy on January 11, 2001, under Chapter 11 of the U.S. Bankruptcy code in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Registrant emerged from bankruptcy protection after the Bankruptcy Court confirmed the Registrant's Third Amended Plan of Reorganization (the "Plan") on August 14, 2001. The Plan became effective on October 3, 2001, as to all 22 entities that filed bankruptcy.

     Prior to January 21, 2002, KPMG LLP ("KPMG") served as the Registrant's independent auditors. On January 8, 2002, upon the recommendation of the Registrant's Audit Committee, the Board of Directors of the Registrant resolved that the Registrant would retain Mann Frankfort Stein & Lipp Advisors, Inc. ("Mann Frankfort") as the Registrant's independent public accountants following the Registrant's emergence from bankruptcy. On January 21, 2002, the Registrant formally engaged Mann Frankfort and notified KPMG (which had last audited the Registrant's financial statements for the fiscal year ended June 30, 2000) of the dismissal of KPMG and subsequent engagement of Mann Frankfort.

     The reports of KPMG on the Registrant's consolidated financial statements as of May 31, 1999 and June 30, 2000 and for each of the two years ended May 31, 1999 and June 30, 2000 and the one month ended June 30, 1999, included in the Registrant's annual report on Form 10-K filed October 13, 2000 contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

     During the fiscal years ended May 31, 1999 and June 30, 2000, and subsequent periods through January 21, 2002 there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the consolidated financial statements for such periods.

     The Registrant requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated January 22, 2002, was filed as
Exhibit  16.1  to  the  Form  8-K  filed  on  January  23,  2001.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The directors and executive officers of the Company, their age and their position as of September 24, 2002 are set forth below.

                                                                         YEAR TERM
                                                                         ---------
NAME                              AGE  POSITION                            ENDS
---------                         ---  --------                            ----
  Finis F. Teeter . . . . . . .    58  President, Chief Executive
                                       Officer and Director                   2004

  Craig A. Reynolds . . . . . .    53  Executive Vice-President, Chief
                                       Financial Officer and Secretary

  Charles N. Carney, Jr . . . .    47  Vice President, Chief Operating
                                       Officer-Retail Operations

  James J. Fallon . . . . . . .    62  Vice President, Chief Operating
                                       Officer-Manufacturing Operations

  Deborah H. Midanek (1) (2). .    47  Director, Chairman                     2004

  Richard N. Grasso (1) (2) . .    56  Director                               2004

  Richard F. Dahlson. . . . . .    43  Director                               2004

___________________________
 (1)     Member  of  the  Compensation  Committee.
 (2)     Member  of  the  Audit  Committee.

     FINIS F. TEETER founded the Company in 1971. Mr. Teeter has served as President, Chief Executive Officer and a Director since October 2000, and also served as Chairman of the Board and Chief Executive Officer from 1971 until August 1993. From August 1993 until January 2000, Mr. Teeter served as Chairman of the Board and Co-Chief Executive Officer. From January to October 2000, Mr. Teeter served as a Director of the Company. Shortly before the Company's reorganization, Mr. Teeter was appointed as the President and CEO and was actively involved in repositioning and downsizing operations as well as defining core operations and key provisions of the Company's Plan of Reorganization. Prior to forming the Company, Mr. Teeter served in various sales and sales management capacities with Teeter Mobile Homes from 1962 to 1969 and with Mobile Home Industries from 1969 to late 1970.

     CRAIG A. REYNOLDS has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since joining the Company in 1982. Mr. Reynolds is a Certified Public Accountant (inactive status) and holds an MBA from Florida Institute of Technology. Mr. Reynolds was the Company's CFO before and during the reorganization and was actively involved in cash management, administrative downsizing and centralization, and meeting all reorganization related reporting obligations of the Company.

     CHARLES N. CARNEY, JR. has served as Vice President, Chief Operating Officer-Retail Operations of the Company since June 1987. Mr. Carney served as a Director of the Company from 1993 to 2000. Mr. Carney has served in various sales, sales management and senior sales management capacities with the Company since joining its predecessor in 1977. Mr. Carney holds a Bachelor of Business Administration degree from Eastern Kentucky University.

     JAMES J. FALLON has served as Vice President, Chief Operating Officer-Manufacturing Operations of the Company since July 2001. Prior to that period, Mr. Fallon served as Director of Operations for the Central Region at Fleetwood Homes, Inc. from May 2000 until June 2001. Mr. Fallon briefly entered retirement from January 2000 to May 2000. From August 1993 through December 1999, Mr. Fallon was a Director of the Company. Mr. Fallon has also served in various general management capacities with Oak Creek, Kaufman & Broad Home Systems, Inc., Cavco, and Fleetwood Homes, Inc. Mr. Fallon holds a Bachelor of Science in electrical engineering from Purdue University.

     DEBORAH H. MIDANEK has served as a director of the Company since October 2001. Ms. Midanek serves as Chairman of the Board of Directors and also as Chairman of the Compensation Committee since December 2001. Ms. Midanek is a Principal of Glass & Associates, a turnaround consulting firm, where she has been responsible for the New York practice of the firm since November 2000. Glass & Associates served as a financial advisor to the Creditor's Committee during the Company's reorganization. From 1997 to 2000, Ms. Midanek was previously a Principal with Jay Alix & Associates. From 1993 to 1998 Ms. Midanek served as CEO and Chairman of Solon Asset Management, LP. From 1996 to 1998 she also served as CEO of Standard Brands Paint Company. Ms. Midanek holds an MBA from The Wharton School, and a BA from Bryn Mawr College, and spent the early part of her career at Bankers Trust and Drexel Burnham

     RICHARD N. GRASSO has been a director of the Company since 2001, is a member of the Compensation Committee and serves as Chairman of the Audit
Committee. Mr. Grasso is currently the Director of Credit for the Ben E. Keith Company. From 1974 through 2001 Mr. Grasso was a Vice President with Kevco, Inc., a supplier to the Manufactured Housing Industry and a creditor of the Company prior to the Company's reorganization. Mr. Grasso was a co-chair of the Creditor's Committee during the Company's reorganization and has a substantial amount of experience as a supplier to the manufactured housing industry. Mr. Grasso holds a BA in Business Administration and Economics from Iowa Wesleyan.

     RICHARD F. DAHLSON has been a director of the Company since January 2002. Mr Dahlson is a partner in Jackson Walker L.L.P., a law firm headquartered in Dallas, Texas, which served as outside corporate counsel to the Company from 1993 to 2001. Mr. Dahlson has been with Jackson Walker since 1984. Mr. Dahlson received his B.S.B.A. from the University of Minnesota and his J.D. degree from the University of Wisconsin. Mr. Dahlson also serves as a director of MAII Holdings, Inc., a holding company, and CRD Holdings, Inc., a subsidiary of MAII that is engaged in the long-term automobile rental business.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     As a consequence of the Company's bankruptcy reorganization, all of its equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, were cancelled in October 2001. Under the Company's plan of reorganization two new series of common stock, Series C and Series M, were created. The Company believes that its executive officers, directors and holders of 10% or more of its Series C and Series M common stock remained subject to the reporting requirements of Section 16(a) following its reorganization, even though its equity securities that were registered under the Exchange Act were cancelled and its new equity securities were not so registered. Accordingly, based solely upon a review of the copies of such reports furnished to the Company, the Company believes that Ms. Midanek filed one report on Form 3 on September 10, 2002, that was required to be filed on October 13, 2001; that Mr. Grasso filed one report on Form 3 on September 10, 2002, that was required to be filed on October 13, 2001; that Mr. Dahlson filed one report on Form 3 on September 10, 2002, that was required to be filed on October 13, 2001.

ITEM  11.  EXECUTIVE  COMPENSATION

     The  following  discloses summary information regarding the compensation of
(i) Finis F. Teeter, the Chief Executive Officer, and (ii) the three most highly compensated officers other than Mr. Teeter that earned in excess of $100,000 during the fiscal year ended June 28, 2002 (collectively the "Named Executives").

                                        Annual Compensation                       Long Term Compensation
                            ----------------------------------------------  ---------------------------------
                                                                                     Awards          Payouts
                                                                            -----------------------  --------
                                                                                        Securities
                                                                                        Underlying
                                                                            Restricted   Options/      LTIP     All Other
                                                             Other Annual     Stock        SARs       Payouts  Compensation
                              Year       Salary    Bonus     Compensation   Awards ($)   (Shares)       ($)          ($)
                            ----------------------------------------------  -----------------------------------------------
Finis F. Teeter. . . . . .      2002    $288,771  $204,750  $           --          --    2,999,900  $     --  $         --
 Director, President and .      2001     334,632         0             (a)          --           --        --            --
 Chief Executive Officer .      2000     261,448         0             (a)          --           --        --            --

Craig A. Reynolds. . . . .      2002    $159,231  $154,675  $           --          --      250,000  $     --  $         --
 Executive Vice President,      2001     171,000    25,000             (a)          --           --        --            --
 Chief Financial Officer .      2000     180,000    62,500             (a)          --           --        --            --
 and Secretary

Charles N. Carney, Jr. . .      2002    $185,741  $154,675  $          (a)          --      250,000  $     --  $         --
 Vice President, Chief . .      2001     225,000    50,000             (a)          --           --        --            --
 Operating Officer-Retail.      2000     240,000   125,000             (a)          --           --        --            --
 Operations

James J. Fallon. . . . . .      2002    $191,153  $136,500  $           --          --      250,000  $     --  $         --
 Vice President, Chief . .      2001           0         0              --          --           --        --            --
 Operating Officer-. . . .      2000(b)   47,500   139,874             (a)          --           --        --            --
 Manufacturing Operations

_______________________________
(a)  Other Annual Compensation was less than $50,000 or 10% of such officer's annual salary and bonus for such year.
(b)  Partial year only

OPTION/SAR  GRANTS  IN  THE  LAST  FISCAL  YEAR

     The following table provides information on option grants in fiscal 2002 to the Named Executives.

                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                                                                                        Price Appreciation for
                                        Individual Grants                                  Option Term  (1)
                        --------------------------------------------------------  ---------------------------------
                                         Percent of
                            Number of      Total
                           Securities   Options/SARs
                           Underlying    Granted to
                          Options/SARs   Employees     Exercise or
                            Granted      In Fiscal     Base Price
                            (Shares)       Year     Per Share   Expiration Date          5%              10%
                        --------------------------------------------------------  ---------------------------------
Finis F. Teeter. . . .      2,999,900           61%  $     1.35        10/3/2011  $     2,219,926  $     5,489,817
Craig A. Reynolds. . .        250,000            5%        1.35        10/3/2011          185,000          457,000
Charles N. Carney, Jr.        250,000            5%        1.35        10/3/2011          185,000          457,000
James J. Fallon. . . .        250,000            5%        1.35        10/3/2011          185,000          457,000

____________________
(1)     The  Company's  common  equity has not been publicly traded and price quotations have not been established since  the  Company  emerged  from  bankruptcy,  effective  October  3, 2001. Therefore, calculations of potential realizable  value  cannot  be based upon prices at which the common equity is sold or at bid and asked prices. The calculations  were  made  on  the basis of 5% and 10% appreciation of the exercise price per share of the options,
$1.35  per  share,  which  is  based  upon  the  fresh start accounting valuation of the Company established by an independent  third  party  in  connection  with  the  Company's  emergence  from  bankruptcy.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table provides information on option/SAR exercises in fiscal 2002 by the Named Executives and the values of such officers' unexercised options at June 28, 2002.

                                                    Number of
                                                   Securities            Value of
                                                   Underlying          Unexercised
                                                   Unexercised         In-The-Money
                                                 Options/SARs at     Options/SARs at
                          Shares                 Fiscal Year-End     Fiscal Year-End
                         Acquired      Value    (#); Exercisable/   (#) ; Exercisable/
                        on Exercise  Realized     Unexercisable     Unexercisable (1)
                        -----------  ---------  -----------------  --------------------
Finis F. Teeter. . . .  N/A          $     N/A       --/2,999,900  $              --/--
Craig A. Reynolds. . .  N/A          N/A               --/250,000  $              --/--
Charles N. Carney, Jr.  N/A          N/A               --/250,000  $              --/--
James J. Fallon. . . .  N/A          N/A               --/250,000  $              --/--

____________________________
(1)     The  Company's  common equity has not been publicly traded and price quotations have  not been established since the Company emerged from bankruptcy, effective October
3,  2001.  Therefore,  the  Company  is unable to accurately determine the value of any unexercised  options.

COMPENSATION  OF  DIRECTORS

     The Company does not pay any additional remuneration to employees for serving as directors of the Company. Other directors of the Company who are not employees receive an annual retainer fee of $36,000, payable in monthly installments of $3,000, plus fees of $2,000 per day for attendance at meetings of the Board of Directors and $1,000 per day for attendance at meetings of its committees. The Chairman of the Board receives an additional annual retainer fee of $20,000, payable in monthly installments of $1,667, and committee chairmen, other than a committee chair that is also the Chairman of the Board, receive an additional $4,000, annually in quarterly installments of $1,000. Directors of the Company are also reimbursed for out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

AUDIT  COMMITTEE  REPORT

     The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein. The members of the Audit Committee are Deborah Midanek and Richard Grasso, who serves as Chairman. The board of directors has determined that each member of the Audit Committee meets the independence and experience requirements as determined under the National Association of Securities Dealers' listing standards.

     The Audit Committee acts under a written charter, which sets forth its responsibilities and duties, as well as requirements for the committee's composition and meetings. To carry out its responsibilities, the Audit Committee met four times during fiscal 2002. Members of the Audit Committee met with both management and the Company's outside auditors, Mann Frankfort Stein & Lipp CPAs, L.L.P. ("Mann Frankfort"), to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. The Audit Committee's review included discussion with Mann Frankfort on those matters required to be discussed pursuant to Statement on Auditing Standards No. 61 "Communication With Audit Committees". The Audit Committee also discussed with Mann Frankfort matters relating to their independence, including the disclosures made to the Audit Committee as required by the Independence Standards Board Standard No. 1 "Independence Discussions with Audit Committees". The Audit Committee has discussed with the auditors that they are retained by the Audit Committee, and that the auditors must raise any concerns about the Company's financial reporting and procedures directly with the Audit Committee.

Based on these discussions with the independent auditors, the Audit Committee believes it has a basis for its oversight judgments and for recommending that the Company's audited financial statements be included in the Company's Annual Report on Form 10-K.

     Additionally, the Audit Committee has discussed with management and the independent accountants the scope of the audit, the Company's critical accounting policies, and the Company's financial statements. On the basis of the reviews and discussions mentioned, the Audit Committee recommended that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended June 28, 2002 for filing with the SEC. Also based on these reviews, as well as an assessment of the performance of the key engagement partners at Mann Frankfort, the Audit Committee recommended that Mann Frankfort be reappointed as the Company's independent auditors for the 2003 fiscal year.

     The members of the Audit Committee are not financial professionals engaged in the practice of auditing or accounting and are not experts in these fields. Members rely without independent verification on the information provided to them by management and the independent auditors. The Audit Committee's oversight function thus does not duplicate the activities of the management verification that management has employed appropriate accounting and financial reporting principles, or that appropriate procedures to ensure compliance with accounting standards and laws and regulation, or that the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.

                                    Respectfully submitted,

                                    Richard  Grasso, Chairman
                                    Deborah  Midanek


EMPLOYMENT  AGREEMENTS

     The Company entered into an employment agreement, effective as of October 3, 2001, with Mr. Teeter (the "Employment Agreement") for a five-year term. Under the Employment Agreement, Mr. Teeter among other things (a) receives an annual salary of $300,000; and (b) is entitled to participate in fringe benefit or incentive compensation plans as authorized and adopted from time to time by the Company and made available to other employees, including the 2001 Management Incentive Program, any pension plan, profit-sharing plan, disability or sick pay plan, thrift and savings plan, medical reimbursement plan, group life insurance plan or other employee benefit plans made available to other employees and executives of the Company. The Company granted Mr. Teeter an option to purchase 2,999,900 shares of Series M Common Stock under the 2001 Management Incentive Program during fiscal year 2002. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. In addition, all unvested options vest immediately if Mr. Teeter is terminated without cause.

     In the event of a change of control of the Company, either the Company or Mr. Teeter may terminate the Employment Agreement upon 30 days notice to the other party. Under the Employment Agreement, if the Company terminates Mr. Teeter's employment for other than cause, Mr. Teeter will be entitled to receive an amount equal to one-half his base salary for the remainder of the five-year term of the Agreement, payable in accordance with the Company's normal payroll procedures. If the Company terminates Mr. Teeter's employment because of the failure of the Company to meet reasonable performance targets established by the Board of Directors from time to time, Mr. Teeter will be entitled to receive an amount equal to one-quarter his base salary for the remainder of the five-year term of the Agreement, payable in accordance with the Company's normal payroll procedures. The maximum amount, however, that Mr. Teeter shall be entitled to receive for early termination of the Employment Agreement by the Company is $500,000.

COMPENSATION  COMMITTEE  REPORT  ON  EXECUTIVE  COMPENSATION

      The Compensation Committee of the Board of Directors is composed of non-employee Directors of the Company and the Compensation Committee's duties include reviewing and making recommendations to the Board generally with respect to the compensation of the Company's executive officers. The Board of Directors reviews these recommendations and approves all executive compensation action. During the Company's reorganization, the official committee of unsecured creditors appointed by the United States Trustee in Chapter 11 cases (the "Creditors Committee") and the Company established the overall framework for the compensation for Company employees during negotiations related to the Company's reorganization. Since the Company's emergence from bankruptcy in October 2001, the Compensation Committee has implemented and provided oversight of the compensation framework set forth under the Plan of Reorganization.

     The Company's executive compensation program is designed to align compensation with the Company's business strategy, values and management initiatives. The program:

     - Integrates compensation programs with the Company's annual and long-term strategic planning and measurement processes.

     - Reinforces strategic performance objectives through the use of incentive compensation programs.

     - Rewards executives for long-term strategic management and the enhancement of shareholder value by delivering an appropriate ownership interest in the Company.

     - Seeks to attract and retain quality talent, which is critical to both the short-term and long-term success of the Company.

     In connection with the Company's Plan of Reorganization, the Company entered into a written employment agreement with Mr. Teeter in October 2001. Mr. Teeter abstains from voting on any issue submitted to the board of directors that relates to executive compensation. The Company has not entered into written employment agreements with any other of its executive officers. See the section titled "Employment Agreements" above for further details.

     The three components of the Company's current compensation program for executive officers are: (i) base compensation, (ii) discretionary annual bonuses and (iii) incentive stock options.

Base  Compensation

     During the reorganization process, the Company and the Creditors Committee jointly determined the framework for base compensation for the Company's executive officers and management, after seeking the advice and guidance of an outside consulting firm during the negotiations related to the reorganization of the Company. The guidance provided by the outside consultant included evaluating and determining appropriate ranges of pay for management to facilitate a salary structure. In determining appropriate pay ranges, the Company and the Creditors Committee examined market compensation levels for executives who are currently employed in similar positions in public companies with comparable revenues, net income and market capitalization. This market information is used as a frame of reference for annual salary adjustments and starting salaries and will continue to be monitored by the Compensation Committee.

Discretionary  Annual  Bonuses

     The Compensation Committee believes that annual cash bonuses may be effectively used to motivate and reward the accomplishment of corporate annual objectives, reinforce strong performance with differentiation in individual awards based on contributions to business results and to provide a fully competitive compensation package with the objective of attracting, rewarding and retaining individuals of the highest quality. As a pay-for-performance plan, year-end cash bonus awards are paid upon the achievement of performance goals established for the fiscal year. Executive officers are measured on two performance components: (1) corporate financial performance (specific measurements are defined each year and threshold, target and maximum performance levels are established to reflect the Company's objectives) and (2) key individual performance which contributes to achieving critical results for the Company. A weighting is established for each component taking into account the relative importance of each based on each executive officer's position. Appropriate performance objectives are established by the Compensation Committee and recommended to the board of directors for each fiscal year in support of the Company's strategic plan. The Company and the Creditors Committee collectively determined the initial ranges of discretionary bonuses, after seeking the advice and guidance of an outside consulting firm during the Company's reorganization process.

Incentive  Stock  Options

     Stock options align the interests of employees and shareholders by providing value to the employee when the stock price increases. All options are granted at an exercise price of at least 100% of the fair market value of the Common Stock on the date of grant. Incentive stock options were granted to Messrs. Teeter, Reynolds, Carney, Fallon and other members of management under the Company's 2001 Management Incentive Program in connection with the Company's emergence from bankruptcy during fiscal 2002. The specific amounts of stock options granted under the 2001 Management Incentive Program, which Program was approved under the Plan of Reorganization, were determined collectively by the Company and the Creditors Committee, after seeking the advice and guidance of an independent consultant during the negotiations related to the Company's reorganization. These stock options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria are met. See "Option/SAR Grants in Last Fiscal Year" for more information.

     Section 162(m) of the Interval Revenue Code of 1986, as amended (the "Code"), limits an employer's income tax deduction for compensation paid to certain key executives of a public company to $1,000,000 per executive per year. The Company has no executives whose salaries currently approach this level and, accordingly, has not addressed what approach it will take with respect to section 162(m), except to the extent the 2001 Management Incentive Program contains standard limits and provisions on awards which are intended to exempt such awards from the section 162(m) deduction limits.

Compensation  of  Chief  Executive  Officer

      In connection with the Company's reorganization, the annual base salary of Finis F. Teeter, President and Chief Executive Officer, was established at $300,000. As detailed above in the section titled "Employment Agreements", Mr. Teeter was awarded an option to purchase 2,999,900 shares of Series M Common Stock under the Company's Plan of Reorganization. These stock options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria are met. The board of directors approved the accelerated vesting of 20% of these options after reviewing the Company's performance during the partial fiscal year following reorganization, which ended June 28, 2002. Mr. Teeter was also awarded a cash bonus in the amount of $204,750 based upon the Company's performance for the partial fiscal year following the Company's reorganization. The Compensation Committee concluded that Mr. Teeter's total fiscal 2002 compensation was competitive and aligned in the mid-range of total compensation for other chief executives of publicly held companies in similar businesses and of similar size. Furthermore, the Compensation Committee believes that total fiscal 2002 compensation reflects its confidence in Mr. Teeter's ability to lead the Company to execute the Company's strategic plans

      This  report  is  submitted  by the members of the Compensation Committee:

                                    Deborah H. Midanek, Chairman
                                    Richard N. Grasso

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

BENEFICIAL  OWNERSHIP  TABLE

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of June 28, 2002 by (i) each of the Company's directors, (ii) each of the Company's executive officers,
(iii) all directors and executive officers as a group and (iv) each person who is known by the Company to own five percent or more of any class of the Company's voting securities at the end of fiscal 2002.


 Name and Address of                              Amount and Nature of
 Beneficial Owner(1)        Title of Class      Beneficial Ownership(2)  Percent of Class(2)
-----------------------  ---------------------  -----------------------  -------------------
Richard F. Dahlson                                                 None                   *

Richard N. Grasso                                                  None                   *

Deborah H. Midanek                                                 None                   *

Finis F. Teeter          Series M Common Stock        600,080 shares(3)                 4.0%

Craig A. Reynolds        Series M Common Stock         50,000 shares(4)                   *

Charles N. Carney, Jr    Series M Common Stock         50,000 shares(4)                   *

James J. Fallon          Series M Common Stock         50,000 shares(4)                   *

________________________
*  Less  than  1%

(1)  The  business  address  of  each of the directors and officers is c/o American Homestar
Corporation,  2450  South  Shore  Boulevard,  Suite  300,  League  City,  Texas  77573.

(2)  The  Company's  voting  securities consist of Series C Common Stock and Series M Common
Stock.  Under  the  Third  Amended  Plan  of  Reorganization, effective October 3, 2001, the
Company  is  obligated  to  issue  10,000,000 shares of its Series C Common Stock to certain former creditors of the Company (that were creditors prior to the Company's reorganization).
The Company is currently undergoing a claims resolution procedure to determine the number of shares  of  Series C Common Stock that will be issued to each approved former creditor.  The
Company  cannot  make  an accurate determination of the former creditors that may ultimately become  owners  of  at  least  5%  of  the  voting  securities  of  the  Company.

(3)  Includes  100  shares  of  Series  M  Common Stock, being all of the shares of Series M
Common  Stock  currently  outstanding, as well as vested but unexercised options to purchase
599,880  shares  of Series M Common Stock pursuant to the 2001 Management Incentive Program.

(4)  Includes  vested  but  unexercised options to purchase 50,000 shares of Series M Common
Stock  pursuant  to  the  2001  Management  Incentive  Program.

EQUITY  COMPENSATION  PLAN  INFORMATION

     The following table sets forth certain information with respect to compensation plans of the Company under which equity securities of the registrant are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the forms of goods or services as described in Statement of FAS No. 123, "Accounting for Stock-Based Compensation".

                                                                                     Number of securities
                                 Number of securities      Weighted-average          remaining available
                                  to be issued upon        exercise price of         for future issuance
                               exercise of outstanding   outstanding options,     under equity compensation
                                       options,              warrants and        plans (excluding securities
       Plan Category             warrants and rights            rights             reflected in column (a)
-----------------------------  ------------------------  ---------------------  -----------------------------
                                         (a)                     (b)                         (c)
Equity compensation plans
approved by shareholders                      4,949,900  $                1.35                         50,000

Equity compensation plans not
approved by shareholders                           None                    N/A                            N/A
                               ------------------------  ---------------------  -----------------------------
TOTAL                                         4,949,900  $                1.35                         50,000
                               ========================  =====================  =============================


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company has entered into two lease agreements with MOAMCO Properties, Inc. ("MOAMCO"), a corporation owned by Mr. Teeter, under which the Company leases two retail sales centers. Between July 1, 2001 and June 28, 2002, the Company paid $88,894 to MOAMCO under the lease agreements. The Company believes that the lease agreements are on terms as favorable to the Company as generally available to unaffiliated parties for comparable properties. Both lease agreements expire in May 2003.

     It is the policy of the Company that any future transactions with affiliated individuals or entities will be on terms as favorable to the Company as those reasonably available from unrelated third parties, and any such affiliated transactions will require the approval of a majority of the Company's disinterested directors.

                                                        PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  FINANCIAL  STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Independent Auditors' Reports . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of June 29, 2001 and June 28, 2002 . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations for the years ended June 30, 2000, June 29, 2001, three months ended September 29, 2001 and nine months ended June 28, 2002. . . . . . . . . . . . . . .  F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 2000, June 29, 2001 three months ended September 29, 2001, September 29, 2001 (Fresh Start) and
     nine months ended June 28, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2000, June 29, 2001 three months ended September 29, 2001 and nine months ended June 28, 2002. . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8

     (2)   SUPPLEMENTARY SCHEDULE TO FINANCIAL STATEMENTS

Financial Statement Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . F-30

     (3)   EXHIBITS

           The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of Item 14

 (b) REPORTS ON FORM 8-K

     None.

 (c) LIST OF EXHIBITS


2.1 Debtors' Third Amended and Restated Plan of Reorganization (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 8, 2002)

3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2002)

3.2   Amended  and  Restated Bylaws of the Company (Incorporated by reference to
      Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2002)

3.3*  Charter for the Audit Committee of the Company, dated September 19, 2001

3.4* Charter for the Compensation Committee of the Company, dated September 18, 2001

10.1* Employment Agreement, effective as of October 3, 2001, by and between the Company and Finis F. Teeter

10.2* American Homestar Corporation 2001 Management Incentive Program, effective as  of  October  3,  2001

10.3* Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Finis F. Teeter.

10.4* Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Craig A. Reynolds.

10.5* Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Charles N. Carney, Jr.

10.6* Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and James J. Fallon.

16.1 Letter Regarding Change in Certifying Accountant (Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on January 25, 2002)

21.1* Subsidiaries  of  American  Homestar  Corporation

23.1* Consent  of  KPMG  LLP

99.1* Certification  pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to
      Section  906  of  the  Sarbanes-Oxley  Act  of  2002  for Finis F. Teeter.

99.2* Certification  pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to
      Section  906  of  the  Sarbanes-Oxley  Act  of 2002 for Craig A. Reynolds.

____________
*  Filed  herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERICAN  HOMESTAR  CORPORATION

     Date:  September 24, 2002             By:  /s/  FINIS  F.  TEETER
                                                -------------------------------
                                                Finis  F.  Teeter,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                  Title                               Date
     ---------                  -----                               ----

     /s/ FINIS F. TEETER        President,  CEO  and          September 24, 2002
     --------------------        Director
     Finis F. Teeter


     /s/ CRAIG A. REYNOLDS      Executive Vice President,     September 24, 2002
     ----------------------       Chief Financial Officer,
     Craig A. Reynolds            and Secretary
                                  (Principal  Financial
                                  and  Accounting  Officer)


     /s/ DEBORAH H. MIDANEK     Director                      September 24, 2002
     ----------------------
     Deborah H. Midanek


     /s/ RICHARD N. GRASSO      Director                      September 24, 2002
     ----------------------
     Richard N. Grasso


     /s/ RICHARD F. DAHLSON     Director                      September 24, 2002
     ----------------------
     Richard F. Dahlson

                          AMERICAN HOMESTAR CORPORATION


                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Finis F. Teeter, certify that:

          1. I have reviewed this annual report on Form 10-K of American Homestar Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date:  September 24, 2002

                                       /s/  Finis F. Teeter
                                       --------------------------------------
                                       Finis F. Teeter
                                       President, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)




     I, Craig A. Reynolds, certify that:

          1. I have reviewed this annual report on Form 10-K of American Homestar Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date:  September  24,  2002

                                    /s/  Craig  A.  Reynolds
                                    --------------------------------------------
                                    Craig  A.  Reynolds
                                    Executive Vice-President, Chief Financial
                                    Officer  and  Secretary
                                    (Principal Financial and Accounting Officer)

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of June 29, 2001 and June 28, 2002. . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations for the years ended June 30, 2000, June 29, 2001, three months ended September 29, 2001 and nine months ended June 28, 2002 . . . . . . . . . . . . . .  F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30, 2000, June 29, 2001 three months ended September 29, 2001, September 29, 2001 (Fresh Start) and
     nine months ended June 28, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2000, June 29, 2001 three months ended September 29, 2001 and nine months ended June 28, 2002 . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8

Financial Statement Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . F-30

                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors of
   American Homestar Corporation
League City, Texas


We have audited the accompanying consolidated balance sheets of American Homestar Corporation and subsidiaries (the "Company") as of June 28, 2002 (Successor Company) and June 29, 2001 (Predecessor Company) and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the nine months ended June 28, 2002 (Successor Company), the three months ended September 29, 2001 and the year ended June 29, 2001 (Predecessor Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on August 14, 2001, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization, which became effective after the close of business on October 3, 2001. Accordingly, the accompanying balance sheets have been prepared in conformity with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Homestar Corporation and subsidiaries as of June 28, 2002 and the consolidated results of their operations and their cash flows for the nine months ended June 28, 2002, in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Homestar Corporation and subsidiaries as of June 29, 2001 and the consolidated results of their operations and their cash flows for the three months ended September 29, 2001 and the year ended June 29, 2001, in conformity with accounting principles generally accepted in the United States.


/s/  MANN FRANKFORT STEIN & LIPP CPAs, L.L.P.

Houston,  Texas
August  16,  2002

                          Independent Auditors' Report
                          ----------------------------

The  Board  of  Directors
American  Homestar  Corporation:

We have audited the consolidated statements of operations, stockholders' equity (deficit) and cash flows of American Homestar Corporation and subsidiaries for the year ended June 30, 2000. In connection with our audit of these consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index for the year ended June 30, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of American Homestar Corporation and subsidiaries and their cash flows for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the Untied States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/S/  KPMG LLP


Houston,  Texas
August 14, 2000, except as to notes 1 and 8
which are as of October 11, 2000

                                   AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                    PREDECESSOR CO.   SUCCESSOR CO.
                                                                                       JUNE 29,          JUNE 28,
                                                                                         2001              2002
                                                                                   -----------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .  $         22,177   $       32,250
     Cash - reserved for claims . . . . . . . . . . . . . . . . . . . . . . . . .                --            6,244
     Cash - restricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,453            4,190
     Accounts receivable - trade, net . . . . . . . . . . . . . . . . . . . . . .             3,413            2,692
     Accounts receivable - other, net . . . . . . . . . . . . . . . . . . . . . .               566              287
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            26,037           27,006
     Prepaid expenses, notes receivable and other current assets. . . . . . . . .             3,465              792
                                                                                   -----------------  --------------
               Total current assets . . . . . . . . . . . . . . . . . . . . . . .            64,111           73,461
                                                                                   -----------------  --------------

     Notes receivable and other assets. . . . . . . . . . . . . . . . . . . . . .               609              555
     Investments in affiliates, at equity                                                     2,892            3,205
     Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . .            22,697           10,149
     Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,043            5,379
                                                                                   -----------------  --------------
               Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         96,352   $       92,749
                                                                                   =================  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         23,097   $       20,689
     Current installments of notes payable. . . . . . . . . . . . . . . . . . . .               125              370
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,628            1,315
     Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,635            1,818
     Accrued other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .             4,561            7,265
     Liquidation and plan reserve . . . . . . . . . . . . . . . . . . . . . . . .             1,971            3,626
     Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --            3,067
     Initial distribution payable . . . . . . . . . . . . . . . . . . . . . . . .                --            3,177
                                                                                   -----------------  --------------
               Total current liabilities. . . . . . . . . . . . . . . . . . . . .            37,017           41,327
                                                                                   -----------------  --------------

     Notes payable, less current installments . . . . . . . . . . . . . . . . . .             1,240              644
     Minority interest in consolidated subsidiary . . . . . . . . . . . . . . . .               666              965
     Liabilities subject to compromise under reorganization proceedings . . . . .           148,756               --
     Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . . . .                --               --

SHAREHOLDERS' EQUITY (DEFICIT)
     Old preferred stock, no par value; 5,000,000 shares authorized; 134,167
          shares issued and outstanding at June 29, 2001. . . . . . . . . . . . .             1,610               --
     Old common stock, $0.05 par value; 50,000,000 shares authorized; 18,423,707
          shares issued and outstanding  at June 29, 2001 . . . . . . . . . . . .               921               --
     Common stock series C, par value $0.01; 15,000,000 shares authorized,
          10,000,000 shares issued and outstanding at June 28, 2002 . . . . . . .                --              100
     Common stock series M, par value $0.01; 7,500,000 shares authorized, 100
          shares issued and outstanding at June 28, 2002. . . . . . . . . . . . .                --               --
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .            62,519           48,449
     Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . . . .          (156,377)           1,264
                                                                                   -----------------  --------------
               Total shareholders' equity (deficit) . . . . . . . . . . . . . . .           (91,327)          49,813
                                                                                   -----------------  --------------
               Total liabilities and shareholders' equity (deficit) . . . . . . .  $         96,352   $       92,749
                                                                                   =================  ==============

See  accompanying  notes  to  consolidated  financial  statements

                             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                            THREE MONTHS    NINE MONTHS
                                                        YEAR ENDED             ENDED           ENDED
                                                   JUNE 30      JUNE 29,    SEPTEMBER 29,     JUNE 28,
                                                     2000         2001          2001            2002
                                                 ------------  ----------  ---------------  -------------
                                                      PREDECESSOR CO.                       SUCCESSOR CO.
                                                 -----------------------------------------  -------------
Revenues:
  Net sales . . . . . . . . . . . . . . . . . .  $   532,634   $ 217,375   $       21,107   $    64,234
  Other revenues. . . . . . . . . . . . . . . .       41,402      24,399            5,137        18,584
                                                 ------------  ----------  ---------------  ------------
      Total revenues. . . . . . . . . . . . . .      574,036     241,774           26,244        82,818
Costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . .      446,378     174,999           16,086        52,184
  Selling, general and administrative . . . . .      153,769      77,948           10,290        28,703
  Restructuring charges, goodwill and asset
    impairment. . . . . . . . . . . . . . . . .       22,097     139,216               --            --
                                                 ------------  ----------  ---------------  ------------
      Total costs and expenses. . . . . . . . .      622,244     392,163           26,376        80,887
                                                 ------------  ----------  ---------------  ------------
      Operating income (loss) . . . . . . . . .      (48,208)   (150,389)            (132)        1,931
                                                 ------------  ----------  ---------------  ------------

Interest expense. . . . . . . . . . . . . . . .      (18,366)    (11,231)            (214)         (825)
Other income (expense). . . . . . . . . . . . .         (566)        813               88           245
                                                 ------------  ----------  ---------------  ------------
      Income (loss) before items shown below. .      (67,140)   (160,807)            (258)        1,351
                                                 ------------  ----------  ---------------  ------------

Reorganization items:
  Fresh-Start adjustments . . . . . . . . . . .           --          --           18,863            --
  Reorganization costs. . . . . . . . . . . . .           --      (2,796)          (1,433)           --
                                                 ------------  ----------  ---------------  ------------
      Income (loss) before items shown below. .      (67,140)   (163,603)          17,172         1,351
                                                 ------------  ----------  ---------------  ------------
  Income tax expense (benefit). . . . . . . . .      (20,141)     16,239               20           247
                                                 ------------  ----------  ---------------  ------------
      Income (loss) before items shown below. .      (46,999)   (179,842)          17,152         1,104
                                                 ------------  ----------  ---------------  ------------

Earnings (losses) in affiliates . . . . . . . .         (350)        492              145           409
Minority interests. . . . . . . . . . . . . . .         (242)        142              (50)         (249)
                                                 ------------  ----------  ---------------  ------------
      Income (loss) before items shown below. .      (47,591)   (179,208)          17,247         1,264
                                                 ------------  ----------  ---------------  ------------

Extraordinary item:
      Gain on forgiveness of debt . . . . . . .           --          --          139,130            --
                                                 ------------  ----------  ---------------  ------------
      Net income (loss) . . . . . . . . . . . .  $   (47,591)  $(179,208)  $      156,377   $     1,264
                                                 ============  ==========  ===============  ============

Earnings (loss) per share - basic and diluted:
  Income (loss) . . . . . . . . . . . . . . . .        (2.59)  N/A         N/A              $      0.13
                                                 ============  ==========  ===============  ============
Weighted average shares
  Outstanding - basic and diluted . . . . . . .   18,423,000   N/A         N/A               10,000,100
                                                 ============  ==========  ===============  ============

See accompanying notes to consolidated financial statements

                                         AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                           (IN THOUSANDS EXCEPT FOR SHARE INFORMATION)


                                                                                                    RETAINED
                                                                                    ADDITIONAL      EARNINGS           TOTAL
                                  PREFERRED STOCK            COMMON STOCK            PAID-IN      (ACCUMULATED     SHAREHOLDERS'
                                  SHARES     VALUE       SHARES       PAR VALUE      CAPITAL        DEFICIT)          EQUITY
                                 ---------  --------  -------------  ------------  ------------  --------------    -------------
BALANCES AT JUNE 30, 1999              --   $    --     18,416,707   $       921   $    62,484   $      71,159     $    134,564
Exercise of stock options              --        --          7,000            --            35              --               35
Issuance of preferred stock       509,167     6,110             --            --            --              --            6,110
Payment of preferred stock
  dividends                            --        --             --            --            --            (216)            (216)
Net loss                               --        --             --            --            --         (47,591)         (47,591)
                                 ---------  --------  -------------  ------------  ------------  --------------    -------------

BALANCES AT JUNE 30, 2000         509,167     6,110     18,423,707           921        62,519          23,352           92,902
Redemption of preferred stock    (375,000)   (4,500)            --            --            --              --           (4,500)
Payment of preferred stock
  dividends                            --        --             --            --            --            (521)            (521)
Net loss                               --        --             --            --            --        (179,208)        (179,208)
                                 ---------  --------  -------------  ------------  ------------  --------------    -------------

BALANCES AT JUNE 29, 2001         134,167     1,610     18,423,707           921        62,519        (156,377)         (91,327)
Net loss                               --        --             --            --            --          (1,616)(1)       (1,616)
                                 ---------  --------  -------------  ------------  ------------  --------------    -------------

PREDECESSOR COMPANY
  BALANCES AT
  SEPTEMBER 29, 2001              134,167     1,610     18,423,707           921        62,519        (157,993)         (92,943)

Cancellation of former equity
   under the Plan of
  Reorganization                 (134,167)   (1,610)   (18,423,707)         (921)      (62,519)        157,993           92,943

Issuance of new equity interest
  in connection with emergence
  from Chapter 11                      --        --             --            --        30,179              --           30,179

Issuance of new Series M
  common stock in connection
  with emergence from
  Chapter 11                           --        --            100            --            --              --               --
                                 ---------  --------  -------------  ------------  ------------  --------------    -------------

SUCCESSOR COMPANY
  BALANCES AT
  SEPTEMBER 29, 2001                   --        --            100            --        30,179              --           30,179

Issuance of new Series C
  common stock                         --        --      3,922,280            39           (39)             --               --

Series C common stock held in
  constructive trust                   --        --      6,077,720            61           (61)             --               --

Income tax refund recorded as
  paid-in capital                      --        --             --            --        18,370              --           18,370

Net income                             --        --             --            --            --           1,264            1,264
                                 ---------  --------  -------------  ------------  ------------  --------------    -------------
SUCCESSOR COMPANY
  BALANCES AT JUNE 28,
  2002                                 --   $    --     10,000,100   $       100   $    48,449   $       1,264     $     49,813

________________________
(1) Net loss before fresh-start adjustments and extraordinary item relating to gain on forgiveness of debt.

See accompanying notes to consolidated financial statements

                                      AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                            YEARS ENDED        THREE MONTHS     NINE MONTHS
                                                                      -----------------------      ENDED           ENDED
                                                                       JUNE 30,    JUNE 29,    SEPTEMBER 29,      JUNE 28,
                                                                         2000        2001          2001             2002
                                                                                PREDECESSOR CO.                SUCCESSOR CO.
                                                                      ---------------------------------------  -------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $ (47,591)  $(179,208)  $      156,377   $      1,264
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Fresh-Start adjustments. . . . . . . . . . . . . . . . . . . . . .         --          --          (18,863)            --
  Extraordinary item - Gain on forgiveness of debt . . . . . . . . .         --          --         (139,130)            --
  Tax refund . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          --               --         18,370
    Loss on sale of assets . . . . . . . . . . . . . . . . . . . . .         --          --               --             18
    Depreciation and amortization. . . . . . . . . . . . . . . . . .     16,493       9,799              748            448
    Minority interests in income of consolidated subsidiaries. . . .        (43)       (141)              50            249
    Loss on sale of affiliate. . . . . . . . . . . . . . . . . . . .        246          --               --             --
    Losses (earnings) in affiliates. . . . . . . . . . . . . . . . .        350       1,427             (145)          (409)
    Restructuring charges, goodwill and asset
      impairments. . . . . . . . . . . . . . . . . . . . . . . . . .     28,120     102,751               --             --
    Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . .    (11,601)     15,753               --             --
    Change in assets and liabilities:
      Change in receivables. . . . . . . . . . . . . . . . . . . . .     14,999      34,216            1,396           (396)
      Change in inventories. . . . . . . . . . . . . . . . . . . . .     32,550      64,444              584         (4,122)
      Change in prepaid expenses, notes receivable and
        other current assets . . . . . . . . . . . . . . . . . . . .      5,498       2,841              903          1,770
      Changes in notes receivable and other assets . . . . . . . . .         --      11,426              (95)           149
      Change in accounts payable . . . . . . . . . . . . . . . . . .      1,058     (24,245)          (2,216)        (1,097)
      Change in accrued expenses and other liabilities . . . . . . .    (24,606)    (22,308)           1,527         (3,294)
      Payment of Plan obligations. . . . . . . . . . . . . . . . . .         --          --               --           (309)
      Change in long term debt and floor plan. . . . . . . . . . . .         --    (156,365)              --             --
      Change in liabilities subject to compromise under
        reorganization proceedings . . . . . . . . . . . . . . . . .         --     148,756               --             --
                                                                      ----------  ----------  ---------------  -------------
        Net cash provided by operating activities. . . . . . . . . .     15,473       9,146            1,136         12,641
                                                                      ----------  ----------  ---------------  -------------
Cash flows from investing activities:
  Payment for purchase of acquisitions, net of cash acquired . . . .       (958)         --               --             --
  Net proceeds from sale of investment affiliate . . . . . . . . . .      4,012          --               --             --
  Proceeds from sale of property, plant and equipment. . . . . . . .         --       4,701               --              3
  Proceeds from sale of assets held for sale . . . . . . . . . . . .         --          --               --            581
  Purchases of property, plant and equipment . . . . . . . . . . . .     (8,850)     (1,239)             (76)          (155)
  Dividends from unconsolidated affiliate. . . . . . . . . . . . . .         --          --               --            272
  Investment in affiliate. . . . . . . . . . . . . . . . . . . . . .         --          --               --            (31)
                                                                      ----------  ----------  ---------------  -------------
        Net cash provided by (used in) investing activities. . . . .     (5,796)      3,462              (76)           670
                                                                      ----------  ----------  ---------------  -------------
Cash flows from financing activities:
  Participation in floor plan payable. . . . . . . . . . . . . . . .     20,402      21,503               --             --
  Borrowings under floor plan payable. . . . . . . . . . . . . . . .    157,830      76,198            9,368         22,382
  Repayments of floor plan payable . . . . . . . . . . . . . . . . .   (189,123)   (118,217)         (12,843)       (21,315)
  Proceeds from long-term debt borrowings. . . . . . . . . . . . . .      1,630           4              214            275
  Principal payments of long-term debt . . . . . . . . . . . . . . .     (4,386)     (1,171)             (99)          (299)
  Change in restricted cash. . . . . . . . . . . . . . . . . . . . .     (1,156)     (7,297)          (4,563)         2,582
  Redemption of preferred stock. . . . . . . . . . . . . . . . . . .         --      (4,500)              --             --
  Payment of preferred stock dividends . . . . . . . . . . . . . . .       (216)       (521)              --             --
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . .         35          --               --             --
                                                                      ----------  ----------  ---------------  -------------
      Net cash provided by (used in) financing
        activities . . . . . . . . . . . . . . . . . . . . . . . . .    (14,984)    (34,001)          (7,923)         3,625
                                                                      ----------  ----------  ---------------  -------------
Net increase (decrease) in cash and cash equivalents . . . . . . . .     (5,307)    (21,393)          (6,863)        16,936
Cash and cash equivalents at beginning of year . . . . . . . . . . .     48,877      43,570           22,177         15,314
                                                                      ----------  ----------  ---------------  -------------
Cash and cash equivalents at end of year . . . . . . . . . . . . . .  $  43,570   $  22,177   $       15,314   $     32,250
                                                                      ==========  ==========  ===============  =============
Supplemental Cash Flow Information
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . .  $   1,073   $      64   $           25   $        296
  Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . .     17,851       7,031              233            850
                                                                      ==========  ==========  ===============  =============
Non-cash investing and financing activities:
  Sale of assets in exchange for debt reduction. . . . . . . . . . .  $      --   $   5,666   $           --   $        442
  Stock issuance recorded as reduction in paid in capital. . . . . .         --          --               --            100
                                                                      ==========  ==========  ===============  =============

See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  REORGANIZATION  AND  BASIS  OF  REPORTING

REORGANIZATION

     On January 11, 2001 (the "Petition Date"), American Homestar Corporation and Subsidiaries (the "Company") and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization, (the "Plan"), of the Company and its subsidiaries. On October 3, 2001, all conditions required for the effectiveness of the Plan were met, and the Plan became effective ("Effective Date"), and the Company and its subsidiaries emerged from bankruptcy.

SUMMARY  OF  PLAN

     Under the Plan, the Company maintained ongoing business operations primarily in Texas, Louisiana and Oklahoma, and conducted sales to independent dealers in New Mexico, Arkansas and Colorado. The Company continued use of the manufacturing facilities in North Texas and the operation of approximately 40 retail locations. Moreover, through affiliated entities that were not subject to the Plan, the Company continued its insurance, financial services and transportation lines of business.

     Treatment of Equity: Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. The Company has issued 10 million shares of Series C common stock and 100 shares of Series M common stock. As of June 28, 2002, 3,922,280 shares of Series C common stock had been issued to specific shareholders with allowed claims and 6,077,720 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 28, 2002 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. Options for 4,949,900 shares have been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

     Treatment  of  Administrative  and Priority Claims (other than tax claims):
The Bankruptcy Code sets forth various types of claims that are entitled to priority treatment. These priority claims include, among others, the costs of administration incurred during the bankruptcy case, certain consumer claims and certain employee claims. The priority claims that are allowed by the Bankruptcy Code will be paid in cash in full.

     Tax Claims: The Bankruptcy Code allows certain tax claims to be paid over a period of up to 72 months following the date of the assessment of those taxes. The Plan authorizes the Company and its subsidiaries to pay tax claims over a period of up to 60 months, with interest.

     Unsecured Claims: Holders of unsecured claims of $10,000 or less were given varying options, depending upon the entity owing the unsecured claim. In general, most holders of such claims are entitled to receive a small payment in cash (typically 10% or 20% of the amount of their claim, depending on the entity allowing such claim). Certain of the Company's affiliated entities have discontinued or will discontinue doing business under the terms of the Plan. Holders of unsecured claims against those entities could accept a pro rata distribution in three years when the liquidation value of the subsidiary is determined. Very few creditors have elected this option. The typical holder of an unsecured claim of more than $10,000 will receive Series C common stock in the Successor Company. The stock will be issued solely by the Company, without regard to which subsidiary actually owing the claim.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Miscellaneous Secured Claims: The Company was given the option to return the collateral for secured claims or to pay secured claims over an extended period of time, with interest.

     Secured Claims by Primary Lender: As part of the Plan, the Company and several of its subsidiaries entered into a new financing arrangement with the Company's principal secured lender. The arrangement provided for substantial debt forgiveness by the secured lender and for the extension of a 36-month loan by the secured lender. The new loan is secured by substantially all of the Company's inventory and real estate and by certain other assets (including certain specified cash deposits, totaling approximately $4.2 million at June 28, 2002, which is included in restricted cash on the balance sheet included in the Company's financial statements). The loan has a maximum limit of $38 million, although the available amount varies based on various covenants and other requirements. The Company estimates that the loan has a maximum potential advancement of $23 to $24 million, of which $20.7 million was advanced as of June 28, 2002. In addition to this facility, the secured lender issued certain other shorter-term loan accommodations to provide for the acquisition of certain specified inventory by the Company or its affiliates.

BASIS  OF  REPORTING

     Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and the Company has recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan, was not material. The adjustment to eliminate the accumulated deficit totaled $158 million of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments. The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the nine months ended June 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting. As a result, the net income for the nine months ended June 28, 2002 is not comparable with prior periods and the net income for the twelve months ended June 28, 2002 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the Balance Sheet as of June 28, 2002 is not comparable to prior periods for the reasons discussed above.

     The reorganization value of the Company's common equity of approximately $30 million was determined by an independent valuation and financial specialist after consideration of several factors and by using various valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company has been allocated to various asset categories pursuant to Fresh-Start accounting principles.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


DEBT  DISCHARGE  AND  FRESH  START  REPORTING
The effects of the Plan on the Predecessor Company's unaudited balance sheet at September 29, 2001 were as follows (in thousands, except per share information):

                                                                 September 29,      Debt     Fresh-Start    Reorganized
                                                                     2001        Discharge     Entries     Balance Sheet
                                                                ---------------  ----------  ------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $       19,767                    (4,453)  $       15,314
  Cash - reserved for claims . . . . . . . . . . . . . . . . .              --                     4,453            4,453
  Cash - restricted. . . . . . . . . . . . . . . . . . . . . .           8,563                                      8,563
  Accounts receivable - trade, net . . . . . . . . . . . . . .           2,251                                      2,251
  Accounts receivable - other, net . . . . . . . . . . . . . .             332                                        332
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .          25,453                    (2,569)          22,884
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .           1,201                                      1,201
  Notes receivable . . . . . . . . . . . . . . . . . . . . . .             285                                        285
  Other current assets . . . . . . . . . . . . . . . . . . . .           1,076                                      1,076
                                                                ---------------  ----------  ------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . . .          58,928          --        (2,569)          56,359
                                                                ---------------  ----------  ------------  --------------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . .             383                                        383
Investments in affiliates, at equity . . . . . . . . . . . . .           3,037                                      3,037
Notes receivable . . . . . . . . . . . . . . . . . . . . . . .             321                                        321
Property, plant and equipment. . . . . . . . . . . . . . . . .          22,025                   (11,562)          10,463
Assets held for sale . . . . . . . . . . . . . . . . . . . . .           6,043                                      6,043
                                                                ---------------  ----------  ------------  --------------
                                                                $       90,737          --       (14,131)  $       76,606
                                                                ===============  ==========  ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Floor plan payable . . . . . . . . . . . . . . . . . . . . .  $       19,622                             $       19,622
  Current installments of notes payable. . . . . . . . . . . .             331                                        331
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .           2,412                                      2,412
  Accrued salaries and benefits. . . . . . . . . . . . . . . .             825                                        825
  Accrued federal and state taxes payable. . . . . . . . . . .              56                                         56
  Other reserves . . . . . . . . . . . . . . . . . . . . . . .           2,069       3,073                          5,142
  Other taxes. . . . . . . . . . . . . . . . . . . . . . . . .             653                                        653
  Warranty reserve . . . . . . . . . . . . . . . . . . . . . .           2,145                                      2,145
  Customer deposits. . . . . . . . . . . . . . . . . . . . . .             922                                        922
  Accrued other liabilities. . . . . . . . . . . . . . . . . .           3,687                                      3,687
  Deferred income. . . . . . . . . . . . . . . . . . . . . . .             337                                        337
  Liquidation and plan reserve . . . . . . . . . . . . . . . .              --                     1,877            1,877
  Claims reserve . . . . . . . . . . . . . . . . . . . . . . .              --       4,453                          4,453
  Initial distribution payable . . . . . . . . . . . . . . . .              --       2,100                          2,100
                                                                ---------------  ----------  ------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . .          33,059       9,626         1,877           44,562
                                                                ---------------  ----------  ------------  --------------

Notes payable, less current installments . . . . . . . . . . .           1,149                                      1,149
Minority interest in consolidated subsidiary . . . . . . . . .             716                                        716
Liabilities subject to compromise under reorganization
  proceedings. . . . . . . . . . . . . . . . . . . . . . . . .         148,756    (148,756)                            --

Shareholders' Equity (Deficit):
  Preferred stock, no par value; 5,000,000 shares authorized,
    509,167 shares issued and outstanding. . . . . . . . . . .           1,610                    (1,610)              --
  Common stock, $0.05 par value; 50,000,000 shares
    authorized,
    18,423,707 shares issued and outstanding . . . . . . . . .             921                      (921)              --
  Common stock series C, par value  $0.01 (15,000,000 shares
    authorized, 10,000,000 shares issued). . . . . . . . . . .              --                                         --
  Common stock series M, par value $0.01 (7,500,000 shares
     authorized, 100 shares outstanding) . . . . . . . . . . .              --                                         --
Additional paid in capital . . . . . . . . . . . . . . . . . .          62,519                   (32,340)          30,179
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .        (157,993)    139,130        18,863               --
                                                                ---------------  ----------  ------------  --------------
      Total Shareholders' Equity (Deficit) . . . . . . . . . .         (92,943)                  (16,008)          30,179
                                                                ---------------  ----------  ------------  --------------
                                                                $       90,737          --       (14,131)  $       76,606
                                                                ===============  ==========  ============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)  SIGNIFICANT  RISKS  AND  MANAGEMENT'S  PLANS

     Prior  to its emergence from Chapter 11 proceedings on October 3, 2001 (see
Note 1), the Company had incurred significant losses from operations. These losses stemmed from several factors as a direct or indirect result of growing industry over-capacity. Steadily declining retail sales of new homes per store and declining new home orders at the Company's manufacturing facilities ultimately led to sales levels which were insufficient to cover the fixed costs of the Company's then national operations. In addition, the Company was called upon to repurchase significant amounts of inventory from independent dealers, which gave rise to increased losses of a cyclical nature. The Company was also experiencing increased debt servicing costs relating to its senior unsecured debt.

     Management believes that the restructuring initiatives completed through October 3, 2001 and new initiatives since that date have positioned the Company for a return to profitability in the future. However, the Company's ability to attain profitability in the future is dependent upon many factors including, but not limited to, general economic conditions in the Company's principal market areas as well as factors which drive housing demand. These include, but are not limited to, consumer confidence and new job formation. The Company's performance is further affected by such factors as the availability of alternative housing (site-constructed homes and apartments), the availability of affordable retail or mortgage financing and general industry conditions and competition.

(3)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION  AND  GENERAL

     The consolidated financial statements include the accounts of American Homestar Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform with the 2002 presentation. The Company also owns a 50% interest in a joint venture (Homestar 21st, LLC), which is accounted for under the equity method of accounting. In 2002 the Company formed a second 50% owned joint venture (American Homestar Mortgage), which will also be accounted for under the equity method of accounting.

     The Company's fiscal year ends on the Friday closest to June 30 and each interim period ends on the Friday closest to the end of the respective calendar period.

ACCOUNTING  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Significant estimates were made to determine the following amounts reflected on the Company's Balance Sheets:

     - Property Plant and Equipment is reflected at its estimated fair market value at September 29, 2001, less accumulated depreciation for the period subsequent to September 29, 2001. The determination of periodic depreciation expense requires an estimate of the remaining useful lives of each asset.

     -    Assets  Held  For  Sale  are reflected at estimated fair market value.

     - Warranty Reserves include an estimate of all future warranty-related service expenses that will be incurred as to all homes previously sold, which are still within the one-year warranty period. These estimates are based on average historical warranty expense per home, applied to the number of homes that are still under warranty.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     - Reserve for future repurchase losses reflects management's estimate of both repurchase frequency and severity of net losses, related to agreements with various financial institutions and other credit sources to repurchase manufacturing homes sold to independent dealers in the event of a default by the independent dealer or its obligation to such credit sources. Such estimates are based on historical experience.

     - Liquidation and Plan Reserve reflects management's estimate of all costs and expenses to be incurred in administering and satisfying plan obligations as well as the net cost to complete the liquidation of all non-core operations.

     - Claims Reserve reflects management's estimate of the cash required to satisfy all remaining priority, tax, administrative and convenience class claims. This reserve does not include the remaining initial distribution that is reflected in another liability account, has been escrowed, and is not subject to estimation.

REVENUE  RECOGNITION

     Retail sales are recognized once full cash payment is received and the home has been delivered to the customer.

     Manufacturing sales to independent dealers and subdivision developers are recognized as revenue when the following criteria are met:

     -    there  is  a  firm  retail  commitment  from  the  dealer;
     - there is a financial commitment (i.e. an approved floor plan source, cash or cashiers check received in advance);
     -    the  home  is  completely  finished;
     -    the  home  is  invoiced;  and
     -    the  home  has  been  shipped.

     The Company also maintains used manufactured home inventory owned by outside parties and consigned to the Company, for which the Company recognizes a sales commission when received.

     Premiums from credit life insurance policies reinsured by the Company's credit life subsidiary, Lifestar Reinsurance, Ltd. ("Lifestar"), are recognized as revenue over the life of the policy term. Premiums are ceded to Lifestar on an earned basis.

     Agency insurance commissions are recognized when received and acknowledged by the underwriter as due.

     Transportation revenues are recognized after the service has been performed and invoiced to the customer.

INVENTORIES

     Newly manufactured homes are valued at the lower of cost or market, using the specific identification method. Used manufactured homes are valued at estimated wholesale prices, not in excess of net realizable value. Raw materials are valued at the lower of cost or market, using the first-in, first-out method.

PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment, were recorded at cost at June 29, 2001 or, as required by Fresh-Start Reporting, were reflected at management's estimate of fair market value at September 29, 2001, and since that date additions are recorded at cost. Depreciation on property, plant and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the useful lives of the improvements or lease periods, whichever is shorter. The Company has six manufacturing plants and several non-core retail sales centers that are not in operation which are classified as assets held for sale and are reflected at management's estimate of net realizable value.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal years 2000 and 2001, the Company recorded long-term asset impairments of approximately $4.8 million in fiscal 2000 and approximately $38.8 million in fiscal 2001.

GOODWILL

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over periods ranging from 10 to 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over the remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations.

     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal years 2000 and 2001, the Company recorded goodwill write-off of approximately $14.6 million in fiscal 2000 and approximatley $63.9 million in fiscal 2001.

INCOME  TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Because of the Company's recent reorganization, all deferred tax assets (both short term and long term) have been fully reserved as their realization is contingent upon future taxable income.

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

ACCRUED  WARRANTY  AND  SERVICE  COSTS

     The Company makes a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of retail sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in cost of sales in the consolidated statements of operations. For the years ended June 30, 2000, June 29, 2001, the three months ended September 29, 2001 and the nine months ended June 28, 2002, warranty and service costs were $27.7 million, $ 10.6 million, $0.7 million, $2.0 million respectively.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


EARNINGS  PER  SHARE

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. Optons granted under the Company's 2001 Management Incentive Program are not reflected in diluted earnings per share as there have been no sales and no quoted and asked prices for the stock. Per share data for periods ended June 29, 2001 and September 29, 2001 have been omitted as the Company was in bankruptcy during these periods and the amounts do not reflect the current capital structure.

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

CASH  EQUIVALENTS

     Cash equivalents consist of short-term investments with an original maturity of three months or less, money market accounts and cash in transit from financial institutions. Cash in transit from financial institutions presents no risk to the Company regarding collectibility and is typically received within two business days of month end.

CONCENTRATION  OF  CREDIT  RISK

     The Company maintains cash in several bank accounts which at times exceed federally insured limits. The Company monitors the financial condition of the banks where it maintains accounts and has experienced no losses associated with these accounts.

RECENT  ACCOUNTING  PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and management does not expect its adoption will have a material impact on the Company's financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, and management does not expect its adoption will have a material impact on the Company's financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the accounting for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and management does not expect its adoption will have a material impact on the Company's financial condition or results of operations.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(4)  RESTRUCTURING  CHARGES,  GOODWILL  AND  ASSET  IMPAIRMENT

Fiscal  2001  Restructuring.

     In August 2000, the Company idled its Lynn, Alabama manufacturing facility. As a result, the Company recorded a restructuring charge of approximately $565,000 and an inventory write-down which approximated $100,000 to cost of sales in the results of operations.

     In December 2000, the Company incurred substantial restructuring charges just prior to its reorganization as a result of the Company concluding that it would close or sell all non-core operations and assets. Correspondingly, the Company made provision for the impairment (total write-off) of goodwill relative to all non-core operations and for the impairment of other assets (receivables, and property plant and equipment) used in those operations. Provision was also made for the other costs and expenses in connection with the closure of all non-core operations. The table below shows the various components of the restructuring charge in fiscal 2001:

                            MANUFACTURING         RETAIL
                         RESTRUCTURINGS (1)   RESTRUCTURING (2)   CORPORATE (3)    TOTAL
                         -----------------------------------------------------------------
Cost of sales            $               100  $               --  $           --  $    100
Selling, general and
  administrative                          --                  --              --        --
Restructuring costs:
  Goodwill write-off,                 61,466               2,436              --
  Long-term asset
    impairments                       19,161              19,688              --
  Receivable
    impairments                        3,919               7,633          10,698
  Other                                   --                  --          14,215   139,216
                         -----------------------------------------------------------------
       Total             $            84,646  $           29,757  $       24,913  $139,316
                         =================================================================

------------------------
     1) Restructuring charges relative to the closure of eight manufacturing plants in Oregon, Idaho, Alabama and North Carolina.
     2) Restructuring charges relative to the closure of 58 retail centers in Oregon, Washington, New Mexico, Colorado, Alabama, Tennessee, Kentucky, North Carolina and South Carolina.
     3) Restructuring charges relative the impairment of receivables and provision for other costs and expenses associated with the closure of the above.


     During fiscal 2001, the plants that were either closed or idled contributed $63.5 million in revenues and had an operating income of $0.8 million. During fiscal 2001, the retail sales centers closed or idled contributed $52.5 million in revenues and had an operating loss of $7.4 million. Approximately 2,800 employees were affected by the manufacturing facilities closing and idling and the retail restructuring.

Fiscal  2000  Restructuring.

     As a result of the industry downturn during fiscal 2000, the Company made decisions to close and idle two manufacturing plants in the first and third quarters of fiscal 2000. In the fourth quarter of fiscal 2000, another manufacturing plant was idled and a significant restructuring of the Company's retail operations occurred. The restructuring plan called for conversion of non-core retail sales centers from Company-owned to franchise operations or closure if conversion was not possible. Concurrent with the retail restructuring, the Company evaluated the ability of two North Carolina entities (First Value Homes, Inc. and Nationwide NC Homes, Inc. to produce sufficient cash flows to support the carrying value of associated intangible and long-term assets.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     This year-long review of the Company's operations in fiscal 2000 resulted in the following special pre-tax charges that were reflected in a variety of captions within the Company's consolidated statement of operations for the year ended June 30, 2000:

                          MANUFACTURING        RETAIL        IMPAIRMENT
                          RESTRUCTURINGS    RESTRUCTURING    EVALUATIONS    TOTAL
                         ---------------------------------------------------------
Cost of sales            $      3,869 (1)  $     6,036 (2)  $         --   $ 9,905
Selling, general and
  administrative                      --               --        11,573(3)  11,573
Restructuring costs,              970 (4)        1,733 (5)            --
  goodwill write-off,
    and                               --        14,639 (6)            --
  long-term asset
    impairments                 1,908 (7)        2,847 (8)            --    22,097
                         ---------------------------------------------------------
        Total            $         6,747   $       25,255   $     11,573   $43,575
                         =========================================================

---------------------
     1) Special warranty and repossession loss accruals established for manufacturing markets as well as inventory write-downs related to manufacturing plants that were closed or idled during the first, third and fourth quarter of fiscal 2000.
     2) Inventory write-downs from sales centers scheduled to be converted to franchise operations or closed if conversion is not possible.
     3) Impairment of goodwill related to the North Carolina retail operations (First Value Homes, Inc. and Nationwide NC Homes, Inc.).
     4) Severance obligations related to manufacturing plants closed or idled during fiscal 2000.
     5) Expected severance obligations and unfavorable operating lease commitments for retail sales centers subject to the restructuring plan.
     6) Goodwill associated with retail sales centers scheduled to be converted or closed.
     7) Fair value adjustment to property held for sale related to the closure of the Vicksburg, Mississippi manufacturing plant.
     8) Asset impairments related to retail sales centers that are subject to conversion or disposal.

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

(5)  REORGANIZATION  COSTS

     Prior to the Company's emergence from bankruptcy, professional fees and similar type expenditures directly relating to the Chapter 11 proceedings were classified as reorganization costs and were expensed as incurred. Reorganization costs, primarily professional fees, for the twelve-month period ended June 29, 2001 and the three month period ended September 29, 2001 were $2.8 million and $1.4 million, respectively. Reorganization costs after emergence from bankruptcy have been charged against the liquidation and plan reserve liability established as a result of Fresh-Start Reporting at September 29, 2001.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(6)  INVENTORIES

     A summary of inventories, net of valuation reserves follows (in thousands):

                                                     JUNE 29,   JUNE 28,
                                                      2001       2002
                                                    ---------  ---------
     Manufactured homes:
      New. . . . . . . . . . . . . . . . . . . . .  $  22,442  $  22,987
      Used . . . . . . . . . . . . . . . . . . . .      1,282      1,995
     Furniture and supplies. . . . . . . . . . . .         --        468
     Raw materials and work-in-process . . . . . .      2,314      1,556
                                                    ---------  ---------
       Total . . . . . . . . . . . . . . . . . . .  $  26,037  $  27,006
                                                    =========  =========

     Substantially all the Company's new and used manufactured homes were pledged as collateral against its floor plan credit facility (see note 12).

(7)  PROPERTY,  PLANT  AND  EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                       USEFUL    JUNE 29,   JUNE 28,
                                                       LIVES       2001       2002
                                                     ----------  ---------  ---------
     Land . . . . . . . . . . . . . . . . . . . . .           -  $   7,131  $   7,017
     Buildings. . . . . . . . . . . . . . . . . . .  5-30 years     12,042      2,573
     Machinery and equipment. . . . . . . . . . . .  5-10 years      2,816        430
     Furniture and equipment. . . . . . . . . . . .     5 years      3,326        432
     Vehicles . . . . . . . . . . . . . . . . . . .     3 years      1,346         26
     Leasehold improvements . . . . . . . . . . . .  5-13 years      9,206        287
                                                                 ---------  ---------
         Total                                                      35,867     10,765
     Less accumulated depreciation and amortization                 13,170        616
                                                                 ---------  ---------
         Property, plant and equipment, net                      $  22,697  $  10,149
                                                                 =========  =========

(8)  ASSETS  HELD  FOR  SALE

     Under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets) where there were no current intentions to reactivate these facilities for future core operations. Management estimates the fair market value of these assets at June 29, 2001 and June 28, 2002 to be approximately $6.0 million and $5.4 million, respectively. The Company has reported these assets as Assets held for sale and is actively seeking to sell or lease these properties. Net cash proceeds resulting from such sale or lease will be deposited in the restricted cash collateral account. The Company sold two non-core retail sales centers in fiscal 2002.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(9)  PREPAID  EXPENSES,  NOTES  RECEIVABLE  AND  OTHER  ASSETS

     A  summary  of  other  assets  follows  (in thousands):

                                                             JUNE 29,   JUNE 28,
                                                              2001       2002
                                                            ---------  ---------
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .  $     756  $     568
Notes receivable . . . . . . . . . . . . . . . . . . . . .        748        453
Deposits . . . . . . . . . . . . . . . . . . . . . . . . .        345        251
Deposit with Associates. . . . . . . . . . . . . . . . . .        478         --
Net cash surrender value of company-owned life insurance .         75         75
Insurance funds withheld for claims reserve. . . . . . . .        551         --
Repossessed assets from 21st Mortgage. . . . . . . . . . .      1,000         --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .        121         --
                                                            ---------  ---------
    Total. . . . . . . . . . . . . . . . . . . . . . . . .      4,074      1,347
Less current portion . . . . . . . . . . . . . . . . . . .      3,465        792
                                                            ---------  ---------
  Prepaid expenses, notes receivable and other assets less
    current portion. . . . . . . . . . . . . . . . . . . .  $     609  $     555
                                                            =========  =========


(10) INCOME  TAXES

     The provision for income taxes related to operations in the consolidated statements of operations is summarized below (in thousands):

                                         YEARS ENDED       THREE MONTHS     NINE MONTHS
                                    ---------------------     ENDED            ENDED
                                     JUNE 30,   JUNE 29,   SEPTEMBER 29,      JUNE 28,
                                       2000       2001          2001           2002
                                    ----------  ---------  --------------  -------------
                                             PREDECESSOR CO.               SUCCESSOR CO.
                                    -------------------------------------  -------------
Federal-current expense (benefit).  $  (7,834)  $      --  $           --  $          --
Federal-deferred expense (benefit)    (11,101)     16,239              20            247
State-current expense (benefit). .       (706)         --              --             --
State-deferred expense (benefit) .       (500)         --              --             --
                                    ----------  ---------  --------------  -------------
    Total. . . . . . . . . . . . .  $ (20,141)  $  16,239  $           20  $         247
                                    ==========  =========  ==============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The Company files a consolidated return for federal tax purposes; accordingly, taxes at statutory rates are computed based on earnings before earnings in affiliates and minority interests. The provision for income taxes related to operations varied from the amount computed by applying the U.S.
federal  statutory  rate  as  a  result  of  the  following:

                                             YEARS ENDED        THREE MONTHS     NINE MONTHS
                                       ----------------------      ENDED            ENDED
                                        JUNE 30,    JUNE 29,    SEPTEMBER 29,      JUNE 28,
                                          2000        2001          2001            2002
                                       ----------  ----------  ---------------
                                                 PREDECESSOR CO.                SUCCESSOR CO.
                                       ---------------------------------------  -------------
Computed "expected" tax expense
   (benefit). . . . . . . . . . . . .  $ (23,499)  $ (57,261)  $        6,010   $       473
State income tax, net of federal tax
   benefit. . . . . . . . . . . . . .       (784)       (245)              --            --
Nondeductible goodwill. . . . . . . .      3,207      11,746               --            --
Tax gain on sale of unconsolidated
   subsidiary . . . . . . . . . . . .      1,330          --               --            --
Nondeductible restructing cost. . . .         --         869            7,779           489
Carry back of net operating loss
   recorded in equity . . . . . . . .         --      18,370               --            --
Other, net. . . . . . . . . . . . . .       (394)      2,005            2,100           245
Increase (decrease) in valuation
   allowance. . . . . . . . . . . . .         --      40,755          (15,869)         (960)
                                       ----------  ----------  ---------------  ------------
     Total. . . . . . . . . . . . . .  $ (20,141)  $  16,239   $           20   $       247
                                       ==========  ==========  ===============  ============

     The Job Creation and Worker Assistance Act of 2002, among other things, extended the loss carry back period for losses generated in fiscal 2001 and 2002. Accordingly, the Company was eligible for a refund of federal income taxes paid in fiscal years 1997 and 1998. During the year ended June 28, 2002, the Company received such refund of approximately $18.4 million. The tax refund has been reflected in the equity section of the Consolidated Balance Sheet in accordance with Fresh-Start accounting as an addition to Additional paid-in capital. The Company's remaining net operating loss carry forward will be offset entirely by income from discharge of indebtedness as a result of the Company's reorganization.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                           JUNE 29,    JUNE 28,
                                                             2001        2002
                                                          ----------  ----------
Current deferred tax assets:
  Uniform capitalization of interest . . . . . . . . . .  $     245   $     128
  Inventory reserve. . . . . . . . . . . . . . . . . . .      3,999         252
  Allowance for doubtful accounts. . . . . . . . . . . .      1,870         270
  Liabilities not deductible until paid. . . . . . . . .      1,193       1,266
  Net operating loss carry forward . . . . . . . . . . .      3,016          --
                                                          ----------  ----------
  Total before valuation allowance . . . . . . . . . . .     10,323       1,916
  Valuation allowance. . . . . . . . . . . . . . . . . .    (10,323)     (1,916)
                                                          ----------  ----------
      Current deferred tax assets. . . . . . . . . . . .  $      --   $      --
                                                          ==========  ==========

Noncurrent deferred tax assets (liabilities):
  Goodwill amortization and write-offs . . . . . . . . .  $  15,577   $  14,223
  Plant and equipment, principally due to differences in
    depreciation and estimated costs to dispose of
    manufacturing facilities . . . . . . . . . . . . . .       (281)     12,853
  Impairment of assets . . . . . . . . . . . . . . . . .      9,835           8
  Net operating loss carry forward . . . . . . . . . . .     10,373          --
                                                          ----------  ----------
  Total before valuation allowance . . . . . . . . . . .     35,504      27,084
  Valuation allowance. . . . . . . . . . . . . . . . . .    (35,504)    (27,084)
                                                          ----------  ----------
      Noncurrent deferred tax assets, net. . . . . . . .  $      --   $      --
                                                          ==========  ==========

     In assessing the realizability of deferred income tax assets, the Company considers whether that it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the recent historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through June 28, 2002 will be realized. Accordingly, the Company has recognized a full valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(11) INVESTMENT  IN  AFFILIATED  COMPANIES

     Homestar 21, LLC ("Homestar 21") is 50% owned by the Company and 50% owned by 21st Mortgage, a company not affiliated with the Company. Homestar 21 is a finance company, which specializes in providing chattel and land/home financing to the Company's customers. The Company accounts for its investment in Homestar 21 using the equity method. The Company invested $2.4 million in Homestar 21 during fiscal 2000. Summary financial information for Homestar 21, derived from the audited financial statements of 21st Mortgage, as of the periods indicated follows (in thousands):

                                            JUNE 29,   JUNE 28,
                                              2001       2002
                                           ---------  ---------
     Total assets . . . . . . . . . . . .  $  13,089  $  17,494
                                           =========  =========

     Total liabilities. . . . . . . . . .  $   7,305  $  11,147
     Shareholders' equity . . . . . . . .  $   5,784  $   6,347
                                           =========  =========

     Total revenues . . . . . . . . . . .  $   1,425  $   2,706
     Net income . . . . . . . . . . . . .  $     984  $   1,107
                                           =========  =========

     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), a Company not affiliated with the Company. Homestar Mortgage will operate as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. Homestar Mortgage will not bear any lending risk on loans it originates. The Company accounts for its investment in Homestar Mortgage using the equity method.

(12) NOTES  AND  FLOOR  PLAN  PAYABLE

     On October 3, 2001, the Company entered into a floorplan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of its display models and inventory homes. The maximum allowance under the line of credit is $38 million with various sub-limits for each category of inventory financed and the line is contractually committed until October 2, 2004. The balance outstanding at June 28, 2002 was $20.7 million, consisting of approximately $19.3 million in revolving debt and $1.4 million under two liquidating lines. As the liquidating lines are paid down, additional borrowing capacity is added to the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the line carried no interest for the first six months (until April 3, 2002) and thereafter accrues interest at a rate of prime plus 1% per annum (7.75% at June 29, 2001 and 5.75% at June 28, 2002). The floor plan payable is secured by substantially all of the Company's inventory, real estate and by certain other assets (including certain specific cash deposits, approximately $4.2 million at June 28, 2002 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests the Company is required to meet under its floor plan agreements. One test is floor plan debt compared to total assets (as defined). The other test is a minimum cash balances requirements. At June 28, 2002 and for all prior periods as of and after September 29, 2001, the Company was in compliance with all covenants.

Amounts due under the floor plan credit facility follows (in thousands):


                                                  JUNE 29,     JUNE 28,
                                                    2001        2002
                                                -----------  ---------
     Floor plan payable . . . . . . . . . .     $    23,097  $  20,689
                                                ===========  =========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     A summary of notes payable, all to non-financial institutions unless otherwise noted, with no covenants follows (in thousands):

                                                                            JUNE 29,   JUNE 28,
                                                                              2001       2002
                                                                            --------------------
Note payable in monthly installments, including interest of 7.25%, due
  through March 2009; secured by real property . . . . . . . . . . . . . .  $     512  $      --
Notes payable in monthly installment, including interest of 10.0% due
  through August 2008; secured by real property. . . . . . . . . . . . . .        345        306
Note payable to Associates in monthly installments, principal only, due
  through July 2002; secured by lot signs and equipment. . . . . . . . . .         --         20
Note payable in monthly installments, including interest of 10.0% due
  through November 2010; secured by real property                                 144        131
Note payable in monthly installments, including interest of 10.0%, due
  through September 2007; secured by real property                                126        106
Note payable to an individual and a financial institution in monthly installments, including interest of 9.5%, due through July 2012; secured
  by real property                                                                 98         91
Note payable in monthly installments, including interest of 8.0%, due
  through July 2008; secured by real property                                      86         79
Bank revolving line of credit, bearing interest at prime plus 1% due
  June, 2003; secured by affiliate accounts receivable                             --        250
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         54         31
                                                                            ---------  ---------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,365  $   1,014
Less current installments. . . . . . . . . . . . . . . . . . . . . . . . .        125        370
                                                                            ---------  ---------
     Notes payable, less current installments. . . . . . . . . . . . . . .  $   1,240  $     644
                                                                            =========  =========

     The aggregate maturities of notes payable for each of the five years and thereafter subsequent to June 28, 2002 are as follows (in thousands):

2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  370
2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      76
2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      84
2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      92
2007 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     102
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . .     290
                                                                  ------
                                                                  $1,014
                                                                  ======

     Following is a description of the notes payable classified as liabilities subject to compromise at June 29, 2001:

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

     On  September  30, 1998, the Company completed the private placement of $46 million of 7.25% Series A Senior Unsecured Notes and $5.0 million of 7.14% Series B Senior Unsecured Notes with an average life of eight years and a final maturity in September 2008. Such notes required semi-annual interest payments and equal annual principal reductions to have begun in 2004. Proceeds from the notes were used to fund acquisitions and expansions with the remainder used for general corporate purposes.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The Company's amended loan agreements related to the 8.32% Senior Unsecured Notes issued in July 1997 and the 7.25% Series A and 7.14% Series B Senior Unsecured Notes described above contained certain requirements as to net working capital, consolidated net worth, disposition of assets, additional long-term debt, redemption of common stock, payment of dividends and prepayment of subordinated debt. The terms of the agreements, as amended during fiscal 2000, provide for quarterly, rather than semi-annual, payments of interest and for maintenance of certain financial covenants as well as possible increases in the interest rate based on levels of the fixed charge coverage ratio. Because of the operating losses reported by the Company during fiscal 2000, the Company would not have been in compliance with the fixed charge coverage requirement during fiscal 2000 had the noteholders not granted waivers of such technical defaults through September 29, 2000. In addition, based on actual charge coverage ratios, an additional 35, 60 and 125 basis points was added to the interest rate for the second, third and fourth quarter, respectively, of fiscal 2000.

     Subsequent to year end June 30, 2000, the Company reached agreement with the noteholders as to a temporary amendment, which covered the period from September 30, 2000 through, and including September 29, 2001. Under the terms of this amendment, the Company was required to meet certain financial performance and condition tests based on its fiscal 2001 Business Plan. The tests include meeting certain interest coverage ratios, the maintenance of minimum levels of net worth and limitations on the amount of net debt the Company was allowed to carry, expressed both in absolute terms and in relation to shareholders' equity. In exchange, the Company agreed to additional quarterly interest payments of 1.75% per annum, above the stated rates on each note. An additional interest charge of 3.50% per annum was accrued for the one-year amendment period. At September 30, 2001, the Company could have elect to pay the additional 3.5% interest or add it to the principal balance of the original debt. In addition, the Company was required to grant warrants, which would have been exchangeable for common stock, beginning in January 2005. The warrants, which represent a total of 10% of the outstanding stock of the Company (plus warrants to purchase 10% of currently outstanding options and convertible securities, the same are exercised or converted), were exercisable at the par value ($0.05 per share) of the common stock. The warrants also had anti-dilution protection and registration rights. While the warrants had not been valued, the Company estimated that all these changes increased the effective cost of the senior notes from an original average rate of approximately 7.8% to an effective average rate of as much as 13.8 %, adding approximately $ 6.7 million in interest charges for the period of the amendment. The Company was also required to hire a consultant or advisor during the one-year amendment period to assist in improving overall performance.

     The Company also had a note payable originating in March 1999 with an original principal balance of $4.4 million that had been reduced to a principal balance of $2.9 million. The note required annual principal installments plus interest at prime.

     The notes discussed above were classified as liabilities subject to compromise as of June 29, 2001. Interest was paid or accrued through December 2000. Had the Company not filed for bankruptcy, contractual interest related to the notes for the six-month period ended June 29, 2001 would have been approximately $7.4 million.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(13) LIABILITIES  SUBJECT  TO  COMPROMISE

     Liabilities subject to compromise consist of the following as of June 29, 2001 (in thousands):

Secured liabilities:
  Floor plan payable. . . . . . . . . . . . . . . . .  $  9,443
Unsecured liabilities:
  Senior notes payable. . . . . . . . . . . . . . . .   112,000
  Notes payable . . . . . . . . . . . . . . . . . . .     2,930
  Other payables and accrued expenses . . . . . . . .    24,383
                                                       --------
     Total. . . . . . . . . . . . . . . . . . . . . .  $148,756
                                                       ========

     These liabilities subject to compromise were discharged on the Effective Date, by operation of the Plan, including forgiveness of debt of $139 million.

(14) STOCKHOLDERS' EQUITY

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. The Company has issued 10 million shares of Series C common stock and 100 shares of Series M common stock. As of June 28, 2002, 3,922,280 shares of Series C common stock had been issued to specific shareholders with allowed claims and 6,077,720 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 28, 2002 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. Options for 4,949,900 shares have been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

     In 2001, the Company adopted the American Homestar Corporation 2001 Management Incentive Program (the "Stock Option Plan") under which 4,999,900 shares of the Series M common stock are available through the issuance of nonqualified stock options to certain members of management and key employees. At June 28, 2002, options for 4,949,900 shares have been granted at an exercise price of $1.35. No options were exercised or vested during the period. No options were granted during 2001.

     The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure. As such, the Company's net income and earnings per share for nine months ended 2002 adjusted to reflect pro forma amounts are indicated below:

                                                               NINE MONTHS
                                                                  ENDED
                                                              JUNE 28, 2002
                                                             ---------------
Net income
  As reported. . . . . . . . . . . . . . . . . . . . . . . .  $        1,264
  Pro forma. . . . . . . . . . . . . . . . . . . . . . . . .  $        1,009

Earnings per share
  As reported. . . . . . . . . . . . . . . . . . . . . . . .  $         0.13
  Pro forma. . . . . . . . . . . . . . . . . . . . . . . . .  $         0.10

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     The fair value of stock options granted in 2002 was estimated on the date of grant using the "minimum value" method as the stock was not trading as of August 16, 2002. The weighted average fair values and related assumptions were:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 JUNE 28, 2002
                                                                ---------------
     Weighted average fair value . . . . . . . . . . . . . . .  $         1.35
     Market interest rate. . . . . . . . . . . . . . . . . . .            4.41%


(15) RELATED  PARTY  BALANCES  AND  TRANSACTIONS

     MOAMCO Properties, Inc. (MOAMCO), an entity owned by the Company's Chief Executive Officer, owns and leases to the Company, under operating leases, land, improvements and buildings related to two sales centers at June 30, 2000, June 29, 2001 and one sales center at June 28, 2002. During the years June 30, 2000, June 29, 2001, three months ended September 29, 2001 and nine months ended June 28, 2002, the Company paid MOAMCO approximately $86,000, $91,000, $22,000 and $67,000, respectively, for these operating leases (see note 16).

(16) COMMITMENTS  AND  CONTINGENCIES

REPURCHASE  AGREEMENTS

     The Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on its obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months).

     While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase loses. As the Company had very few sales of manufactured homes to independent dealers between the Effective Date and June 29, 2001, there was no potential repurchase obligation at that date. At June 28, 2002, the Company was at risk to repurchase approximately $2.9 million of manufactured homes and has provided for estimated net repurchase losses at approximately $0.2 million.

LEGAL  MATTERS

     On the Effective Date of the Plan, most pending claims were discharged and an injunction was issued barring any future claims arising from events that occurred prior to October 3, 2001. In a few cases, litigation has been reinstated solely for the purpose of determining the amount of a general unsecured claim against the Company or a claim to be paid by the Company's insurers. Since the Effective Date, there are no other pending legal proceedings, except for routine litigation incidental to the business, which management believes is not material to its business or financial condition.

SAVINGS  PLAN

     The Company has adopted the American Homestar Corporation 401(k) Retirement Plan (the "Savings Plan") whereby all employees of the Company who have completed six months of service and have reached the age of twenty and one-half are eligible to participate in the Savings Plan. A Plan Administrator appointed by the Company administers the Savings Plan. Eligible employees may contribute a portion of their annual compensation up to the legal maximum established by the Internal Revenue Service for each plan year. No employee contributions are invested in securities issued by the Company or its subsidiary companies. The Company has made no contributions to the Savings Plan since January 2001. During the year ended June 30, 2000 and June 29, 2001 the Company contributed approximately $129,000 and $39,000 to the Savings Plan.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


WORKERS  COMPENSATION  LIABILITY

     The  Company  has  rejected  the  insurance  coverage provided by the Texas
Workers' Compensation Act. While the Company maintains excess indemnity insurance, the Company's portion of self-insured retention is $250,000 per occurrence. Management, in assessing loss experience, adjusts its reserve for losses through periodic provisions. In states other than Texas, the Company is insured for workers compensation.

LEASES

     The Company is obligated under various noncancelable operating lease agreements with varying monthly payments and varying expiration dates through March, 2007. Rental expense under operating leases for the years ended June 30, 2000, June 29, 2001, the three months ended September 29, 2001 and the nine months ended June 28, 2002 were $6,558,000, $4,973,000, $410,000 and $1,472,000, respectively.

     Aggregate annual rental payments that include amounts due to related parties, on future lease commitments at June 28, 2002 were as follows (in thousands):

                                           TOTAL LEASE     AMOUNTS DUE
                                           COMMITMENTS   RELATED PARTIES
                                          ------------  ----------------
            2003 . . . . . . . . . . . .  $      1,622  $             91
            2004 . . . . . . . . . . . .           579                --
            2005 . . . . . . . . . . . .           180                --
            2006 . . . . . . . . . . . .            80                --
            2007 . . . . . . . . . . . .            62                --
            Thereafter . . . . . . . . .            --                --
                                          ------------  ----------------
                                          $      2,523  $             91
                                          ============  ================

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(17) BUSINESS  SEGMENTS

     The Company operates primarily in three business segments - (i) retail sales; (ii) manufacturing; and (iii) corporate, which consists of financial service, transportation services and the corporate group. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                              ADJUSTMENTS/
                                     RETAIL     MANUFACTURING    CORPORATE    ELIMINATIONS     TOTAL
                                    ---------  ---------------  -----------  --------------  ----------
YEAR ENDED JUNE 30, 2000
Revenues from external customers .  $352,472   $      205,836   $   15,728   $          --   $ 574,036
Intersegment revenues. . . . . . .      (194)         158,932       10,804        (169,542)         --
Interest expense . . . . . . . . .    14,505            4,465        9,953         (10,557)     18,366
Depreciation and amortization. . .     9,014            5,876        1,603              --      16,493
Segment profit (loss) before
Income taxes and earning in
affiliates . . . . . . . . . . . .   (45,052)          (2,389)     (22,500)          2,801     (67,140)
Segment assets . . . . . . . . . .   194,104          149,743      267,836        (262,657)    362,233
Expenditures for segment assets. .     4,339            3,736          799              --       8,874

YEAR  ENDED JUNE 29, 2001

Revenues from external customers .  $140,500   $       76,875   $   24,399   $          --   $ 241,774
Intersegment revenues. . . . . . .        --           59,405           --         (59,405)         --
Interest expense . . . . . . . . .     7,179            2,211        6,421          (4,580)     11,231
Depreciation and amortization. . .     1,578            1,961        6,260              --       9,799
Segment profit (loss) before
reorganization costs, income taxes
and earnings in affiliates . . . .   (63,881)         (71,961)     (14,245)        (10,720)   (160,807)
Segment assets . . . . . . . . . .    43,285           34,089      136,606        (117,628)     96,352
Expenditures for segment assets. .       171              735          333              --       1,239

THREE MONTHS ENDED SEPTEMBER
29, 2001

Revenues from external customers .  $ 18,969   $        2,138   $    5,137   $          --   $  26,244
Intersegment revenues. . . . . . .        --            9,616           --          (9,616)         --
Interest expense . . . . . . . . .       214               --           --              --         214
Depreciation and amortization. . .       445              274           29              --         748
Segment profit (loss) before
income taxes and earnings in
affiliates . . . . . . . . . . . .      (712)             356         (246)            344        (258)
Segment assets . . . . . . . . . .    32,810           26,676       42,714         (25,594)     76,606
Expenditures for segment assets. .        --               42           34              --          76

NINE MONTHS ENDED JUNE 28,
2002

Revenues from external customers .  $ 58,022   $        6,212   $   18,584   $          --   $  82,818
Intersegment revenues. . . . . . .        --           33,059           --         (33,059)         --
Interest expense . . . . . . . . .       824              773           --              --         825
Depreciation and amortization. . .       208              181           59              --         448
Segment profit (loss) before
income taxes and earnings in a
affiliates . . . . . . . . . . . .        48            3,368       (1,169)           (896)      1,351
Segment assets . . . . . . . . . .    35,749           27,020       61,191         (31,211)     92,749
Expenditures for segment assets. .       113                6           36              --         155

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

(18) SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended June 29, 2001 and June 28, 2002 (in thousands):

                                              FIRST         SECOND      THIRD     FOURTH
                                             QUARTER        QUARTER     QUARTER   QUARTER     TOTAL
                                        -----------------  ----------  ---------  ---------  ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001                                                     PREDECESSOR CO.
                                        ---------------------------------------------------
  Revenues . . . . . . . . . . . . . .  $        120,323    $  72,242   $ 16,689   $ 32,520  $ 241,774
  Operating income (loss). . . . . . .           (3,783)     (143,906)    (5,089)     2,389   (150,389)
  Net income (loss). . . . . . . . . .           (9,290)     (164,604)    (6,171)       857   (179,208)
  Earnings per share-basic
  and diluted . . . . . . . . . . . . .             N/A           N/A        N/A        N/A        N/A

2002                                     PREDECESSOR CO.            SUCCESSOR CO
                                        -----------------   -------------------------------
  Revenues . . . . . . . . . . . . . .  $        26,244     $  29,057   $ 25,377   $ 28,384  $ 109,062
  Operating income (loss). . . . . . .             (132)        1,086        111        734      1,799
  Net income (loss). . . . . . . . . .          156,377(1)        981       (104)       387    157,641
  Loss  per share-basic
    and diluted. . . . . . . . . . . .              N/A     $    0.10   $  (0.01)  $   0.04  $ 0.13 (2)


---------------------
(1) Includes Fresh-Start adjustment gain of $19 million and extraordinary gain of $139 million related to debt forgiveness
(2)  Based on net income of $1.3 million for nine month period ended June 28,
     2002

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors of
   American Homestar Corporation
League City, Texas


We have audited the accompanying consolidated balance sheets of American Homestar Corporation and subsidiaries (the "Company") as of June 28, 2002 (Successor Company) and June 29, 2001 (Predecessor Company) and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the nine months ended June 28, 2002 (Successor Company), the three months ended September 29, 2001 and the year ended June 29, 2001 (Predecessor Company) and have issued our report thereon dated August 16, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule as of June 28, 2002 and June 29, 2001 and for the nine months ended June 28, 2002 (Successor Company), the three months ended September 29, 2001 and the year ended June 29, 2001 (Predecessor Company), as listed in Item 14 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  MANN FRANKFORT STEIN & LIPP CPAs, L.L.P.


Houston, Texas
August 16, 2002

                                                                     SCHEDULE II
                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIERIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            ADDITIONS
                                           -------------------------------------
                              BALANCE AT   CHARGED TO        CHARGED TO                              BALANCE AT
                               BEGINNING    COSTS AND           OTHER                                  END OF
DESCRIPTION                      YEAR       EXPENSES          ACCOUNTS    OTHER         DEDUCTIONS      YEAR
----------------------------  -----------  -----------  ---  -----------  ------       ------------  -----------
Year ended June 30, 2000
  Warranty and service costs  $     8,368  $    25,867       $        --  $1,874  (1)  $    27,360   $     8,749
  Restructuring reserve       $         -  $         -       $        --  $7,458  (2)  $         -   $     7,458

Year ended June 29, 2001
  Warranty and service costs  $     8,749  $    10,587       $        --  $   --       $    16,701   $     2,635
  Restructuring reserve       $     7,458  $       565       $        --  $   --       $     8,023   $        --
  Reorganization costs        $        --  $   179,942  (3)  $        --  $   --       $   176,538   $     3,404

Three months ended
  September 29, 2001
  Warranty and service costs  $     2,635  $       678       $        --  $   --       $     1,168   $     2,145
  Reorganization costs        $     3,404  $        --       $        --  $   --       $     1,527   $     1,877

Nine months ended June 28,
  2002
  Warranty and service costs  $     2,145  $     2,016       $        --  $   --       $     2,343   $     1,818
  Reorganization costs        $     1,877  $        --       $        --  $   --       $    (1,774)  $     3,651

---------------------
(1) Amount represents additional restructuring reserve for warranty and service costs.
(2)  Amount represents restructuring reserve.
(3) Amount represents reorganization costs related to liquidation of non-core operational and Plan obligation costs accrued in December 2000.

                                Index of Exhibits


2.1 Debtors' Third Amended and Restated Plan of Reorganization (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 8, 2002)

3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2002)

3.2   Amended  and  Restated Bylaws of the Company (Incorporated by reference to
      Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2002)

3.3*  Charter for the Audit Committee of the Company, dated September 19, 2001

3.4* Charter for the Compensation Committee of the Company, dated September 18, 2001

10.1* Employment Agreement, effective as of October 3, 2001, by and between the Company and Finis F. Teeter

10.2* American Homestar Corporation 2001 Management Incentive Program, effective as  of  October  3,  2001

10.3* Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Finis F. Teeter.

10.4* Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Craig A. Reynolds.

10.5* Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Charles N. Carney, Jr.

10.6* Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and James J. Fallon.

16.1 Letter Regarding Change in Certifying Accountant (Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on January 25, 2002)

21.1* Subsidiaries  of  American  Homestar  Corporation

23.1* Consent  of  KPMG  LLP

99.1* Certification  pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to
      Section  906  of  the  Sarbanes-Oxley  Act  of  2002  for Finis F. Teeter.

99.2* Certification  pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to
      Section  906  of  the  Sarbanes-Oxley  Act  of 2002 for Craig A. Reynolds.

____________
*  Filed  herewith