Form 10-Q
period 2002-09-27
AMERICAN HOMESTAR CORP
filed 2002-11-01
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  27,  2002


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

As of October 31, 2002 the registrant had 100 shares of Series M Common Stock, par value $.01 per share, and 3,922,280 shares of Series C Common Stock, par value $.01 per share, issued and outstanding, and 6,077,720 shares of Series C Common Stock deemed issued, outstanding and held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed.

                                PART I - FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----

Item 1.   Financial Statements
          Consolidated Balance Sheets - June 28, 2002 and September 27, 2002. . . . . .     3
          Consolidated Statements of Operations - three months ended September 29, 2001
          and September 27, 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
          Consolidated Statements of Cash Flows - three months ended September 29, 2001
          and September 27, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
          Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . .    18

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                                PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . .    19

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .    19


                         PART I - FINANCIAL INFORMATION

     On January 11, 2001, American Homestar Corporation (the "Company") and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization of the Company and its subsidiaries (the "Plan"). All conditions to the effectiveness of the Plan were met and the Plan became effective on October 3, 2001 (the "Effective Date").

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of September 27, 2002, the Company had issued 10 million shares of Series C common stock, of which 3,922,280 shares were issued to specific shareholders with allowed claims under the Plan, and 6,077,720 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of September 27, 2002 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of September 27, 2002, options for 4,949,900 shares had been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

     In connection with its reorganization, the Company adopted "Fresh-Start Reporting" under American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," beginning September 29, 2001, which coincided with the end of the Company's first fiscal quarter, 2002. The Company elected to use September 29, 2001, its quarter end, as its Fresh-Start Reporting date versus the Effective Date of the Plan, October 3, 2001, as interim activity was not material to the Consolidated Fresh-Start Balance Sheet. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximates the fair value of the assets and liabilities at the Effective Date and its capital structure was recast in conformity with the Plan. The adjustment to eliminate the accumulated deficits totaled $158 million of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments and is reported in the results of operations for the three months ended September 29, 2001.

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

     The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the three months ended September 27, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start
Reporting (referred to as "Successor Company" for periods subsequent to September 29, 2001). As a result, the net income for the three months ended September 27, 2002 for the Successor Company is not comparable to the net income for the three months ended September 29, 2001 for the Predecessor Company.

                             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)



                                                                             JUNE 28,      SEPTEMBER 27,
                                                                               2002           2002
                                                                            (AUDITED)      (UNAUDITED)
                                                                         ---------------  --------------
                                                                          SUCCESSOR CO.   SUCCESSOR CO.
                                                                         ---------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $        32,250  $       25,057
  Cash - reserved for claims. . . . . . . . . . . . . . . . . . . . . .            6,244           6,041
  Cash - restricted . . . . . . . . . . . . . . . . . . . . . . . . . .            4,190           4,293
  Accounts receivable - trade, net. . . . . . . . . . . . . . . . . . .            2,692           2,903
  Accounts receivable - other, net. . . . . . . . . . . . . . . . . . .              287             287
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,006          28,257
  Prepaid expenses, notes receivable and other current assets . . . . .              792           1,506
                                                                         ---------------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . .           73,461          68,344
                                                                         ---------------  --------------

  Notes receivable and other assets . . . . . . . . . . . . . . . . . .              555             600
  Investments in affiliates, at equity. . . . . . . . . . . . . . . . .            3,205           3,360
  Property, plant and equipment, net. . . . . . . . . . . . . . . . . .           10,149          10,140
  Assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . .            5,379           5,379
                                                                         ---------------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $        92,749  $       87,823
                                                                         ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floor plan payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $        20,689  $       18,264
  Current installments of notes payable . . . . . . . . . . . . . . . .              370             419
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            1,315           1,429
  Warranty reserve. . . . . . . . . . . . . . . . . . . . . . . . . . .            1,818           1,771
  Accrued other liabilities . . . . . . . . . . . . . . . . . . . . . .            7,265           5,709
  Liquidation and plan reserve. . . . . . . . . . . . . . . . . . . . .            3,626           3,166
  Claims reserve  . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,067           2,864
  Initial distribution payable. . . . . . . . . . . . . . . . . . . . .            3,177           3,177
                                                                         ---------------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . .           41,327          36,799
                                                                         ---------------  --------------

  Notes payable, less current installments. . . . . . . . . . . . . . .              644             556
  Minority interest in consolidated subsidiary. . . . . . . . . . . . .              965           1,110
  Commitments and contingencies . . . . . . . . . . . . . . . . . . . .               --              --

SHAREHOLDERS' EQUITY
  Common stock series C, par value $0.01; 15,000,000 shares authorized
    10,000,000 shares issued and outstanding at June 28, 2002
    and September 27, 2002. . . . . . . . . . . . . . . . . . . . . . .              100             100
  Common stock series M, par value $0.01; 7,500,000 shares authorized,
    100 shares issued and outstanding at June 28, 2002 and
    September 27, 2002. . . . . . . . . . . . . . . . . . . . . . . . .               --              --
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .           48,449          48,449
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .            1,264             809
                                                                         ---------------  --------------
      Total shareholders' equity  . . . . . . . . . . . . . . . . . . .           49,813          49,358
                                                                         ---------------  --------------
      Total liabilities and shareholders' equity. . . . . . . . . . . .  $        92,749  $       87,823
                                                                         ===============  ==============

See  accompanying  notes  to  consolidated  financial  statements

                  AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 29,    SEPTEMBER 27,
                                                      2001             2002
                                                    (AUDITED)       (UNAUDITED)
                                                 ---------------  ---------------
                                                  PREDECESSOR CO.  SUCCESSOR CO.
                                                 ---------------  ---------------
Revenues:
  Net sales . . . . . . . . . . . . . . . . . .  $       21,107   $       18,515
  Other revenues. . . . . . . . . . . . . . . .           5,137            6,839
                                                 ---------------  ---------------
    Total revenues. . . . . . . . . . . . . . .          26,244           25,354
Costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . .          16,086           17,532
  Selling, general and administrative . . . . .          10,290            7,960
                                                 ---------------  ---------------
    Total costs and expenses. . . . . . . . . .          26,376           25,492
                                                 ---------------  ---------------
    Operating loss. . . . . . . . . . . . . . .            (132)            (138)

Interest expense. . . . . . . . . . . . . . . .            (214)            (288)
Other income. . . . . . . . . . . . . . . . . .              88              146
                                                 ---------------  ---------------
    Loss before items shown below . . . . . . .            (258)            (280)

Reorganization items:
  Fresh-Start adjustments . . . . . . . . . . .          18,863               --
  Reorganization costs. . . . . . . . . . . . .          (1,433)              --
                                                 ---------------  ---------------

    Income (loss) before items shown below. . .          17,172             (280)

  Income tax expense. . . . . . . . . . . . . .              20              185
                                                 ---------------  ---------------
    Income (loss) before items shown below. . .          17,152             (465)

Earnings in affiliates. . . . . . . . . . . . .             145              155
Minority interests. . . . . . . . . . . . . . .             (50)            (145)
                                                 ---------------  ---------------
    Income (loss) before items shown below. . .          17,247             (455)

Extraordinary item:
    Gain on forgiveness of debt . . . . . . . .         139,130               --
                                                 ---------------  ---------------

Net income (loss) . . . . . . . . . . . . . . .  $      156,377   $         (455)
                                                 ===============  ===============

Earnings (loss) per share - basic and diluted:
   Income (loss). . . . . . . . . . . . . . . .             N/A   $        (0.05)
                                                 ===============  ===============

Weighted average shares
  Outstanding - basic and diluted . . . . . . .             N/A       10,000,100
                                                 ===============  ===============

See accompanying notes to consolidated financial statements

                             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (IN THOUSANDS)


                                                                        THREE MONTHS     THREE MONTHS
                                                                            ENDED            ENDED
                                                                        SEPTEMBER 29,    SEPTEMBER 27,
                                                                            2001             2002
                                                                          (AUDITED)       (UNAUDITED)
                                                                       ---------------  ---------------
                                                                       PREDECESSOR CO.   SUCCESSOR CO.
                                                                       ---------------  ---------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $      156,377   $         (455)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in)
    operating activities:
  Fresh-Start adjustments . . . . . . . . . . . . . . . . . . . . . .         (18,863)              --
  Extraordinary item - Gain on forgiveness of debt. . . . . . . . . .        (139,130)              --
    Depreciation and amortization . . . . . . . . . . . . . . . . . .             748              155
    Minority interests in income of consolidated subsidiaries . . . .              50              145
    Losses (earnings) in affiliates . . . . . . . . . . . . . . . . .            (145)            (155)
    Change in assets and liabilities:
      Change in receivables . . . . . . . . . . . . . . . . . . . . .           1,396             (211)
      Change in inventories . . . . . . . . . . . . . . . . . . . . .             584           (1,251)
      Change in prepaid expenses, notes receivable and other current
        assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .             903             (714)
      Changes in notes receivable and other assets. . . . . . . . . .             (95)             (45)
      Change in accounts payable. . . . . . . . . . . . . . . . . . .          (2,216)             114
      Change in accrued expenses and other liabilities. . . . . . . .           1,527           (2,063)
      Payment of Plan obligations . . . . . . . . . . . . . . . . . .              --             (203)
                                                                       ---------------  ---------------
        Net cash provided by (used in) operating activities . . . . .           1,136           (4,683)
                                                                       ---------------  ---------------
Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . . . . . . . . . .             (76)            (146)
                                                                       ---------------  ---------------
        Net cash provided by (used in) investing activities . . . . .             (76)            (146)
                                                                       ---------------  ---------------
Cash flows from financing activities:
  Borrowings under floor plan payable . . . . . . . . . . . . . . . .           9,368            3,493
  Repayments of floor plan payable. . . . . . . . . . . . . . . . . .         (12,843)          (5,918)
  Proceeds from long-term debt borrowings . . . . . . . . . . . . . .             214               --
  Principal payments of long-term debt. . . . . . . . . . . . . . . .             (99)             (39)
  Change in restricted cash . . . . . . . . . . . . . . . . . . . . .          (4,563)             100
                                                                       ---------------  ---------------
      Net cash provided by (used in) financing activities . . . . . .          (7,923)          (2,364)
                                                                       ---------------  ---------------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . .          (6,863)          (7,193)
Cash and cash equivalents at beginning of period. . . . . . . . . . .          22,177           32,250
                                                                       ---------------  ---------------
Cash and cash equivalents at end of period. . . . . . . . . . . . . .  $       15,314   $       25,057
                                                                       ===============  ===============
Supplemental Cash Flow Information
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . .  $           25   $           85
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .             233              296
                                                                       ===============  ===============

See accompanying notes to consolidated financial statements

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1)  REORGANIZATION AND BASIS OF REPORTING

REORGANIZATION

     The Company successfully reorganized under Chapter 11 of the US Bankruptcy Code. Its Plan of Reorganization (the "Plan") was confirmed on August 14, 2001 and became effective October 3, 2001 (the "Effective Date").

     In connection with its reorganization, the Company significantly downsized its operations and focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 38 retail sales centers and four sales centers in manufactured housing communities. The Company also operates three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, the Company operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. In addition, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. The Company recently invested in a 50% owned mortgage brokerage business to allow it to better control the placement of its traditional mortgage business and to realize a portion of the net profits relating to this business. Most recently, the Company has aligned itself with several subdivision developments to meet an emerging market segment in its market region and to gain greater market share. Management believes that its regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

BASIS  OF  REPORTING

     Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and the Company has recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan, was not material to the consolidated Fresh-Start balance sheet. The adjustment to eliminate the accumulated deficit totaled $158 million of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments and is reported in the results of operations for the three month period ended September 29, 2001. The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the three months ended September 27, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting. As a result, the net income for the three months ended September 27, 2002 for the Successor Company is not comparable with the net income for the three months ended September 29, 2001 for the Predecessor Company.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three months ended September 27, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2003. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for fiscal year ended June 28, 2002, and those reports filed previously with the SEC.

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

     Significant estimates were made to determine the following amounts reflected on the Company's Balance Sheet:

     - Property Plant and Equipment, according to provisions for "Fresh-Start Reporting", were reflected at their estimated fair market value at September 29, 2001 and at cost for additions subsequent to September 29, 2001, less accumulated depreciation for the period subsequent to September 29, 2001. The determination of periodic depreciation expense requires an estimate of the remaining useful lives of each asset.

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

     - Reserve for future repurchase losses reflects management's estimates of both repurchase frequency and severity of net loss related to agreements with various financial institutions and other credit sources to repurchase manufacturing homes sold to independent dealers in the event of a default by the independent dealer or its obligation to such credit sources. Such estimates are based on historical experience.

     - Liquidation and Plan Reserve reflects management's estimates of all future costs and expenses to be incurred in administering and satisfying plan obligations as well as the net cost to complete the liquidation of all non-core operations.

     - Claims Reserve reflects management's estimates of the cash required to satisfy all remaining priority, tax, administrative and convenience class claims. This reserve does not include the remaining initial distribution that is reflected in another liability account, has been escrowed, and is not subject to estimation.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

REVENUE  RECOGNITION

     Retail sales are recognized once full cash payment is received and the home has been delivered to the customer.

     Manufacturing sales to independent dealers and subdivision developers are recognized as revenue when the following criteria are met:

     -    there  is  a  firm  retail  commitment  from  the  dealer;
     - there is a financial commitment (e.g., an approved floor plan source, cash or cashiers check received in advance);
     -    the  home  is  completely  finished;
     -    the  home  is  invoiced;  and
     -    the  home  has  been  shipped.

     The Company also maintains used manufactured home inventory owned by outside parties and consigned to the Company, for which the Company recognizes a sales commission when the commission is received.

     Premiums from credit life insurance policies reinsured by the Company's credit life subsidiary, Lifestar Reinsurance, Ltd. ("Lifestar"), were recognized as revenue over the life of the policy term. Premiums were ceded to Lifestar on an earned basis. Lifestar ceased operations in May 2002. Lifestar's results are reflected in the period ended September 29, 2001, but not in the period ended September 27, 2002.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(2)  LIQUIDITY

     Management believes that American Homestar Corporation has adequate debt financing availability and will have sufficient liquidity throughout fiscal 2003 and for the foreseeable future thereafter to support continued operations and meet all obligations under the Plan. Management's assessment of its liquidity and ability to sustain operations is based on certain assumptions regarding industry and economic conditions, which although believed to be reasonable, may turn out to be inaccurate. There is no assurance that the Company's liquidity will not be impacted by unforeseen circumstances.

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

     While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At September 27, 2002 and September 29, 2001, the Company was at risk to repurchase up to $2.4 million and $1.7 million of manufactured homes and provided for estimated net repurchase losses of approximately $180,000 and $135,000, respectively.

(4)  INVENTORIES

     A  summary  of  inventories  follows  (in  thousands):

                                   JUNE 28,   SEPTEMBER 27,
                                     2002         2002
                                   ---------  --------------
Manufactured homes:
  New . . . . . . . . . . . . . .  $  22,987  $       23,694
  Used. . . . . . . . . . . . . .      1,995           2,350
Furniture and supplies. . . . . .        468             717
Raw materials and work-in-process      1,556           1,496
                                   ---------  --------------
                                   $  27,006  $       28,257
                                   =========  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(5)  INVESTMENTS IN AFFILIATED COMPANY

     Homestar 21, LLC ("Homestar 21") is 50% owned by the Company and 50% owned by 21st Mortgage, a company not affiliated with the Company. Homestar 21 is a finance company that specializes in providing chattel and land/home financing to the Company's customers. The Company accounts for its investment in Homestar 21 using the equity method. The Company invested $2.4 million in Homestar 21 during fiscal 2000. Summary unaudited financial information for Homestar 21, as of and for the periods indicated, is as follows (in thousands):

                        JUNE 28,     SEPTEMBER 27,
                          2002            2002
                     --------------  --------------
Total assets. . . .  $       17,494  $        6,658
                     ==============  ==============

Total liabilities .  $       11,147  $           --
Owners' equity. . .  $        6,347  $        6,658
                     ==============  ==============

                      THREE MONTHS    THREE MONTHS
                         ENDED            ENDED
                      SEPTEMBER 29,    SEPTEMBER 27,
                         2001            2002
                     --------------  --------------
                     PREDECESSOR CO.  SUCCESSOR CO.
                     --------------  --------------
Total revenues. . .  $          892  $        1,147
Net income. . . . .  $          290  $          311
                     ==============  ==============


     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), a Company not affiliated with the Company. Homestar Mortgage will operate as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. Homestar Mortgage will not bear any lending risk on loans it originates. Homestar Mortgage did not obtain its license and regulatory approval until October 8, 2002 and was therefore not operating during the three-month period ended September 27, 2002. The Company accounts for its investment in Homestar Mortgage using the equity method. Summary unaudited financial information for Homestar Mortgage as of and for the period indicated, is as follows (in thousands):

                      JUNE 28,     SEPTEMBER 27,
                        2002            2002
                   --------------  --------------
Total assets. . .  $           63  $           63
                   ==============  ==============
Total liabilities  $           --  $           --
Owners' equity. .  $           63  $           63
                   ==============  ==============

                     THREE MONTHS   THREE MONTHS
                         ENDED         ENDED
                     SEPTEMBER 29,  SEPTEMBER 27,
                         2001          2002
                   --------------  --------------
                   PREDECESSOR CO.  SUCCESSOR CO.
                   --------------  --------------
Total revenues. .  $           --  $           --
Net income. . . .  $           --  $           --
                   ==============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(6)  NOTES AND FLOOR PLAN PAYABLE

     On October 3, 2001, the Company entered into a floorplan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of its display models and inventory homes. The maximum allowance under the line of credit is $38 million with various sub-limits for each category of inventory financed and the line is contractually committed until October 2, 2004. The balance outstanding at September 27, 2002 was $18.3 million, consisting of revolving debt. Two liquidating lines, with a combined balance of $1.4 million, were paid off during the three-month period ended September 27, 2002. As the Company paid down the liquidating lines, additional borrowing capacity became available under the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the original line carried no interest for the first six months (which expired April 3, 2002) and thereafter accrued interest at a rate of prime plus 1% per annum. The floor plan payable is secured by substantially all of the Company's inventory, real estate and by certain other assets (including certain specific cash deposits, approximately $4.3 million at September 27, 2002 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests the Company is required to meet under its floor plan agreements. One test is floor plan debt compared to total assets (as defined). The other test is a minimum cash balances requirements. At September 27, 2002 and for all prior periods as of and after September 29, 2001, the Company was in compliance with all covenants.

     In addition to the floor plan payable, the Company also has other notes payable, primarily to non-financial institutions, which are secured by real estate and have interest rates ranging from 7.25% to 10.00%. None of these notes payable has covenant requirements.

(7)  SHAREHOLDERS' EQUITY AND PRO-FORMA EARNINGS PER SHARE

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of September 27, 2002, the Company had issued 10 million shares of Series C common stock, of which 3,922,280 shares were issued to specific shareholders with allowed claims under the Plan, and 6,077,720 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of September 27, 2002 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of September 27, 2002, options for 4,949,900 shares had been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(8)  BUSINESS SEGMENTS

     The Company operates primarily in three business segments-(i) retail sales;
(ii) manufacturing; and (iii) corporate, which consists of transportation services, financial services and the corporate group. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                                ADJUSTMENTS/
                                      RETAIL      MANUFACTURING    CORPORATE    ELIMINATIONS    TOTAL
                                  --------------------------------------------------------------------
                                                          PREDECESSOR COMPANY
                                  --------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 29, 2001

Revenues from external customers  $      18,969   $        2,138  $    5,137   $          --   $26,244
Intersegment revenues. . . . . .             --            9,616          --          (9,616)       --
Interest expense . . . . . . . .            214               --          --              --       214
Depreciation . . . . . . . . . .            445              274          29              --       748
Segment profit (loss) before
    income taxes and earnings in
    affiliates . . . . . . . . .           (712)             356        (246)            344      (258)
Segment assets . . . . . . . . .         32,810           26,676      42,714         (25,594)   76,606
Expenditures for segment assets.             --               42          34              --        76


                                                                               ADJUSTMENTS/
                                  RETAIL          MANUFACTURING   CORPORATE    ELIMINATIONS    TOTAL
                                  --------------------------------------------------------------------
                                                           SUCCESSOR COMPANY
                                  --------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 27, 2002

Revenues from external customers  $      16,450   $        2,065  $    6,839   $          --   $25,354
Intersegment revenues. . . . . .             --            8,738          --          (8,738)       --
Interest expense . . . . . . . .            288               --          --              --       288
Depreciation . . . . . . . . . .             73               61          21              --       155
Segment profit (loss) before
    income taxes and earnings in
    affiliates . . . . . . . . .           (645)             763        (286)           (112)     (280)
Segment assets . . . . . . . . .         34,076           27,310      58,337         (31,900)   87,823
Expenditures for segment assets.             72                2          72              --       146

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

     The Company successfully reorganized under Chapter 11 of the U.S. Bankruptcy Code. The Company's plan of reorganization (the "Plan") was confirmed on August 14, 2001 and became effective October 3, 2001. In connection with its reorganization, the Company adopted Fresh-Start accounting under AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," beginning September 29, 2001, which coincided with the beginning of the Company's second quarter in fiscal 2002. The application of Fresh-Start accounting required the Company to restate its assets at fair value and to reflect appropriate post-reorganization liabilities including reserves for claims that will become due under the Plan. The difference between total assets, on a restated basis, and total liabilities became initial contributed capital, and was subject to upward or downward adjustment based on the appraised value of the Company. The Company's appraised value at September 29, 2001, was approximately $30 million, therefore no additional valuation adjustment was necessary.

     In connection with its reorganization, the Company significantly downsized its operations and focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 38 retail sales centers and four sales centers in manufactured housing communities. The Company also operates three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, the Company operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. In addition, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. The Company recently invested in a 50% owned mortgage brokerage business to allow the Company to better control the placement of its traditional mortgage business and to realize a portion of the net profits relating to this business. Most recently, the Company has aligned itself with several subdivision developments to meet an emerging market segment in its core Southwest market region and to gain greater market share. Management believes that its regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS  OF  OPERATIONS
-----------------------

     The results of operations and cash flows for the three months ended September 29, 2001, include operations prior to the Company's emergence from Chapter 11 proceedings and the effects of Fresh-Start Reporting. As a result, the consolidated statement of operations and consolidated statement of cash flow for the three months ended September 27, 2002 (the "Successor Company"), are not comparable with the statements for the three months ended September 29, 2001 (the "Predecessor Company").

     In management's opinion, two significant recent events had a dampening effect on new home sales and revenues for the three months ended September 27, 2002. The withdrawal of several retail lenders from the national market early in calendar year 2002 has had the effect of tightening credit standards applied to potential new home buyers and, at least temporarily, reduced total potential demand for new homes. Some homebuyers, who previously would have been qualified to purchase new homes, are currently able to purchase lender repossessions but are not currently eligible for new home financing. In addition, new Texas legislation (HB 1869) effective January 1, 2002, now requires any land/home package to be closed and financed in a fashion nearly identical to traditional mortgage financing for site-constructed housing. This legislation has led to a much longer and more complex credit approval and loan closing cycle than existed prior to January 1, 2002. While this change will not necessarily result in a lower overall demand for manufactured housing in Texas, it has had the effect of increasing the sales closing and revenue recognition process from an average of 45-60 days to an average of more than 100 days. As a result, management believes that the Company realized less revenue during the three months ended September 27, 2002, than would have otherwise been the case without lender withdrawal from the industry and the Texas law change. If the lending environment remains stable, management believes that sales and revenues will gradually improve over recent levels as its sales-in-process mature toward the longer closing and completion cycle and as its retail sales team adjusts to these new lender and industry dynamics. Management believes that most of the Company's competitors in its core market region are experiencing similar market pressures and are reducing both retail and manufacturing capacity. Management believes that the Company is postured to take advantage of these changes because it is reorganized and no longer distracted by the same relative leverage positions and operational challenges as its competitors. While management believes that market share gains will be gradual but steady, there is no assurance that these gains will materialize.

     The following table summarizes certain key sales and operating statistics for the periods:

                                                  THREE MONTHS   THREE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 29,   SEPTEMBER 27,
                                                      2001            2002
                                                 --------------  --------------
                                                 PREDECESSOR CO. SUCCESSOR CO.
                                                 --------------  --------------
Company-manufactured new homes sold at retail:
    Single section. . . . . . . . . . . . . . .             127              72
    Multi-section . . . . . . . . . . . . . . .             246             213
Total new homes sold at retail. . . . . . . . .             373             285
Previously-owned homes sold at retail . . . . .             149             168
Average retail selling price - new homes (HUD
  Code, excluding land):
    Single section. . . . . . . . . . . . . . .  $       33,840  $       32,590
    Multi-section . . . . . . . . . . . . . . .  $       60,671  $       59,935
Company-operated retail centers and community
  sales centers at end of period. . . . . . . .              41              42
Total manufacturing shipments (homes) . . . . .             343             309
Manufacturing shipments to independent
  retail sales centers (homes). . . . . . . . .              51              44

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                               THREE MONTHS   THREE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 29,   SEPTEMBER 27
                                                                   2001           2002
                                                              --------------  -------------
                                                              PREDECESSOR CO. SUCCESSOR CO.
                                                              --------------  -------------
Total revenues . . . . . . . . . . . . . . . . . . . . . . .          100.0%         100.0%
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .           38.7%          30.9%
Selling, general and administrative expenses
  before acquisition costs . . . . . . . . . . . . . . . . .           39.2%          31.4%
Operating income . . . . . . . . . . . . . . . . . . . . . .          (0.5%)         (0.5%)
Income before income taxes, earnings in affiliates, minority
  interest and extraordinary item. . . . . . . . . . . . . .           65.4%         (1.1%)
Income before extraordinary item . . . . . . . . . . . . . .           65.7%         (1.8%)
Net income . . . . . . . . . . . . . . . . . . . . . . . . .          595.9%         (1.8%)

     Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre-and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the periods indicated.

THREE MONTHS ENDED SEPTEMBER 27, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2001

      Net Sales. Net sales of manufactured homes were $18.5 million for the three months ended September 27, 2002, compared to $21.1 million for the three months ended September 29, 2001. The 12% decline in net sales was as a result of decline in retail sales.

     Retail sales declined $2.5 million (or 13% in both units and in dollars). New home same store sales in the Company's core operations also declined 24% from an average of 9 new home sales per store for the three months ended September 29, 2001 to an average of 7 new home sales per store for the three months ended September 27, 2002. Management believes that the new Texas law (HB
1869) and the exit of three retail lenders from the industry are major factors in the decline of new home same store and average sales in the three months ended September 27, 2002.

     Manufacturing division sales were $2.1 million in both periods. For the three months ended September 29, 2001, all sales were to independent dealers. For the three months ended September 27, 2002 approximately 50% of manufacturing division sales were to subdivision developers. The Company believes such sales to independent dealers and subdivision developers will increase gradually over time, aided by recent reductions of competitor capacity in the Company's regional market area and the Company's new emphasis on subdivision developer sales.

     Other Revenues. Other revenues were $6.8 million for the three months ended September 27, 2002, compared to $5.1 million for the three months ended
September 29, 2001. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $1.9 million (or 69%) as a result of Lifestar Reinsurance Ltd., ("Lifestar") which contributed approximately $2.0 million in revenues for the three months ended September 29, 2001, however, ceasing operations in May 2002. The decline in insurance revenues was more than offset by a $3.6 million (or 150%) increase in transportation revenues. The Company's transportation group has expanded its operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

     Cost of Sales. Cost of sales was $17.5 million (or 69% of revenues) for the three months ended September 27, 2002, compared to $16.1 million (or 61% of revenues) for the three months ended September 29, 2001. The 8%

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

increase as a percent of revenues in cost of sales was primarily the result of Lifestar, which had operations in the prior year period, however, ceased activity in May 2002. Excluding revenues generated from this operation for the three months ended September 29, 2001 would have resulted in a cost of sales of 66% versus the reported 61% for said period.

     Cost of sales for homes sold at retail, expressed as a percentage of revenues, were unchanged for the three months ended September 27, 2002, compared to the three months ended September 29, 2001.

     Cost of sales for homes sold to independent dealers and subdivision developers, expressed as a percentage of revenues, in the Company's manufacturing division increased nearly 3% in the three months ended September 27, 2002, compared to the three months ended September 29, 2001. For the current period, approximately 50% of the manufacturing sales were to new subdivision developer customers, while all sales for the prior year period were to independent dealer customers. Margins on subdivision units sold are lower as the Company begins to penetrate and compete in the new subdivision developer market. Management believes the expected increase in production volume as a result of the new subdivision developer market will offset the negative impact to manufacturing margins.

     Cost of sales for Roadmasters, expressed as a percentage of revenues, increased 1% in the Company's transportation operations in the three months ended September 27, 2002, as compared to the prior year three month period, primarily as a result of increases in contract driver pay and house set up costs.

     Selling, General and Administrative Expenses. Selling general and administrative expenses were $8.0 million (or 31% of revenues) in the three months ended September 27, 2002, compared to $10.3 million (or 39% of revenues) in the three months ended September 29, 2001. The decrease is related to costs associated with Lifestar which ceased activities in May 2002.

     Interest Expense. Interest expense was $0.3 million for the three months ended September 27, 2002, compared to $0.2 million for the three months ended September 29, 2001. The increase was attributable to higher average interest bearing debt levels largely offset by lower interest rates in the current period.

     Reorganization Costs. In connection with the Company's Chapter 11 filing, reorganization costs of $1.4 million were incurred for the three months ended September 29, 2001. These costs related primarily to professional fees and other expenditures directly related to the Chapter 11 proceedings.

     Income Taxes. Income tax expense was $0.2 million (on pretax loss of $0.3 million) for the three months ended September 27, 2002, compared to $20,000 (on a pretax income of $17.2 million) for the three months ended September 29, 2001. Tax expense in the current period relates to taxes attributable to the Company's transportation operation which file tax returns separate from the Company's consolidated return. The tax expense for the three months ended September 29, 2001 consists primarily of a valuation allowance to fully reserve the deferred tax assets arising in prior years. The remainder of the tax expense for the three months ended September 29, 2001 relates to the Company's transportation and reinsurance operations as described above.

     Earnings in affiliates. The Company's 50% share in the after-tax earnings of Homestar 21, LLC was $155,000 for the three months ended September 27, 2002, compared to $145,000 for the three months ended September 29, 2001.

     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in its financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $145,000 for the three months ended September 27, 2002, compared to $50,000 for the three months ended September 29, 2001. The increased deduction for minority interests resulted from increased profits in the current period as compared to the prior year period in the Company's transportation operations.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY  AND  CAPITAL  RESOURCES:

     At September 27, 2002, the Company had operating cash and cash equivalents of $25.1 million, cash - reserved for claims of $6.0 million, and cash - restricted of $4.3 million. The reserved cash balance was for payment of an initial distribution to shareholders and management's estimate of cash required to pay remaining claims under the Plan. The restricted cash represents $4.3 million held in a cash collateral account, which secures the Company's floor plan financing through Associates Housing Financial LLC ("Associates").

     Under the floor plan credit facility with Associates, although the maximum line of credit is $38 million with various sub-limits for each category of inventory financed, the Company estimates that the loan currently has a maximum potential advancement of $23 to $24 million. The line is contractually committed until October 2, 2004. The balance outstanding at September 27, 2002 was $18.3 million in revolving debt. The revolving line carries an annual interest rate of prime plus 1%. Management believes that this floor plan credit facility, coupled with available cash, is sufficient to meet its inventory financing needs for the foreseeable future.

     Under the Plan, the Company was required to make an initial distribution to its new shareholders of approximately $5.3 million. A distribution of approximately $2.1 million was made in April 2002 and approximately $3.2 million is held in escrow for the remainder of the distribution. The Company anticipates that the next distribution will be made in December 2002.

     Also under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets) where there are no current intentions to reactivate these facilities for future core operations. At September 27, 2002, management estimated the fair market value of these assets to be approximately $5.4 million. The Company has reported these assets as "Assets held for sale" and is actively seeking to sell or lease these properties. Net cash proceeds, if any, resulting from the sale or lease of these properties will be deposited in the restricted cash collateral account.

     In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At September 27, 2002, the Company was at risk to repurchase approximately $2.4 million of manufactured homes and has provided for estimated net repurchase losses of approximately $180,000.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists of its liability for floor plan of manufactured housing retail inventories and a bank line of credit in its transportation company. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

       Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

          See  Exhibit  Index.

(b)   REPORTS  ON  FORM  8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN  HOMESTAR  CORPORATION

     Date:  October 31, 2002           By:   /s/  Craig A. Reynolds
                                             -----------------------------------
                                             Craig  A.  Reynolds
                                             Executive Vice President, Chief
                                             Financial Officer and Secretary
                                             (Principal Financial and Accounting
                                             Officer)

                                 CERTIFICATIONS


I,  Finis  F.  Teeter,  certify  that:
--------------------------------------

     1. I have reviewed this quarterly report on Form 10-Q of American Homestar Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date:  October 31, 2002

                                          /s/  Finis  F.  Teeter
                                          -----------------------------------
                                          Finis  F.  Teeter
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

I, Craig A. Reynolds, certify that:
-----------------------------------

     1. I have reviewed this quarterly report on Form 10-Q of American Homestar Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
     .

     Date:  October 31, 2002

                                    /s/  Craig  A.  Reynolds
                                    ----------------------------------
                                    Craig A. Reynolds
                                    Executive Vice-President, Chief Financial
                                    Officer and Secretary
                                    (Principal Financial and Accounting Officer)

EXHIBIT  INDEX
--------------

EX. NO.  DESCRIPTION
         -----------

99.1 Management's certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.