Form 10-Q
period 2002-12-27
AMERICAN HOMESTAR CORP
filed 2003-02-03
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 27, 2002


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]  No  [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [X]  No  [ ]

As of February 3, 2003 the registrant had 100 shares of Series M Common Stock, par value $.01 per share, and 4,869,250 shares of Series C Common Stock, par value $.01 per share, issued and outstanding, and 5,130,750 shares of Series C Common Stock deemed issued, outstanding and held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process set forth under the Third Amended Joint Plan of Reorganization is completed.

                         PART I - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.  Financial Statements
     Consolidated Balance Sheets - June 28, 2002 and December 27, 2002 .     3
     Consolidated Statements of Operations - three months ended
       December 28, 2001 and December 27, 2002 . . . . . . . . . . . . .     4
     Consolidated Statements of Operations - three months ended
       September 29, 2001, three months ended December 28, 2001 and
       six months ended December 27, 2002. . . . . . . . . . . . . . . .     5
     Consolidated Statements of Cash Flows - three months ended
       September 29, 2001, three months ended December 28, 2001 and
       six months ended December 27, 2002. . . . . . . . . . . . . . . .     6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . .     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . .    16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . .    24

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .    24

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    25

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

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in
Section  1145  of  the  Bankruptcy  Code,  the Company issued shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of December 27, 2002, the Company had issued 10 million shares of Series C common stock, of which 4,869,250 shares were issued to specific shareholders with allowed claims under the Plan, and 5,130,750 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of December 27, 2002, and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of December 27, 2002, options for 4,949,900 shares had been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

     In connection with its reorganization, the Company adopted "Fresh-Start Reporting" under American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," beginning September 29, 2001, which coincided with the end of the Company's first fiscal quarter, 2002. The Company elected to use September 29, 2001, its quarter end, as its Fresh-Start Reporting date versus the Effective Date of the Plan, October 3, 2001, as interim activity was not material to the Consolidated Fresh-Start Balance Sheet. Accordingly, all assets and liabilities of the Company were restated to reflect their reorganization value, which approximates the fair value of the assets and liabilities at the Effective Date, and the Company's capital structure was recast in conformity with the Plan. The adjustment to eliminate the accumulated deficits totaled $158 million, of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments and is reported in the results of operations for the three months ended September 29, 2001.

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

     The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting (the Company being referred to herein as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the six months ended December 27, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the six months ended September 27, 2002 for the Successor Company are not comparable to the results of operations and cash flows for the six months ended December 28, 2001, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and three months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                           JUNE 28,       DECEMBER 27,
                                                                             2002             2002
                                                                           (AUDITED)       (UNAUDITED)
                                                                        ---------------  ---------------
ASSETS                                                                   SUCCESSOR CO.    SUCCESSOR CO.
                                                                        ---------------  ---------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .  $        32,250  $       20,254
  Cash - reserved for claims . . . . . . . . . . . . . . . . . . . . .            6,244           5,212
  Cash - restricted. . . . . . . . . . . . . . . . . . . . . . . . . .            4,190           4,471
  Accounts receivable - trade, net . . . . . . . . . . . . . . . . . .            2,692           1,381
  Accounts receivable - other, net . . . . . . . . . . . . . . . . . .              287             161
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,006          29,032
  Prepaid expenses, notes receivable and other current assets. . . . .              792           1,169
                                                                        ---------------  ---------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . .           73,461          61,680
                                                                        ---------------  ---------------

  Notes receivable and other assets. . . . . . . . . . . . . . . . . .              555           1,094
  Investments in affiliates, at equity . . . . . . . . . . . . . . . .            3,205           3,243
  Property, plant and equipment, net . . . . . . . . . . . . . . . . .           10,149          10,038
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . .            5,379           5,404
                                                                        ---------------  ---------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $        92,749  $       81,459
                                                                        ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . .  $        20,689  $       15,890
  Current installments of notes payable. . . . . . . . . . . . . . . .              370             164
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .            1,315             838
  Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . .            1,818           1,731
  Accrued other liabilities. . . . . . . . . . . . . . . . . . . . . .            7,265           4,574
  Liquidation and plan reserve . . . . . . . . . . . . . . . . . . . .            3,626           3,182
  Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,067           2,537
  Initial distribution payable . . . . . . . . . . . . . . . . . . . .            3,177           2,675
                                                                        ---------------  ---------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . .           41,327          31,591
                                                                        ---------------  ---------------

  Notes payable, less current installments . . . . . . . . . . . . . .              644             540
  Minority interest in consolidated subsidiary . . . . . . . . . . . .              965           1,139
  Commitments and contingencies. . . . . . . . . . . . . . . . . . . .               --              --

SHAREHOLDERS' EQUITY
  Common stock series C, par value $0.01; 15,000,000 shares authorized
    10,000,000 shares issued and outstanding at June 28, 2002
    and December 27, 2002. . . . . . . . . . . . . . . . . . . . . . .              100             100
  Common stock series M, par value $0.01; 7,500,000 shares authorized,
    100 shares issued and outstanding at June 28, 2002 and
    December 27, 2002. . . . . . . . . . . . . . . . . . . . . . . . .               --              --
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .           48,449          48,449
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .            1,264            (360)
                                                                        ---------------  ---------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . .           49,813          48,189
                                                                        ---------------  ---------------
      Total liabilities and shareholders' equity . . . . . . . . . . .  $        92,749  $       81,459
                                                                        ---------------  ---------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                  DECEMBER 28,     DECEMBER 27,
                                                      2001             2002
                                                   (UNAUDITED)      (UNAUDITED)
                                                 ---------------  ---------------
                                                  SUCCESSOR CO.    SUCCESSOR CO.
                                                 ---------------  ---------------
Revenues:
  Net sales . . . . . . . . . . . . . . . . . .  $       23,393   $       16,729
  Other revenues. . . . . . . . . . . . . . . .           5,664            4,414
                                                 ---------------  ---------------
    Total revenues. . . . . . . . . . . . . . .          29,057           21,143
Costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . .          17,929           14,725
  Selling, general and administrative . . . . .          10,042            7,457
                                                 ---------------  ---------------
    Total costs and expenses. . . . . . . . . .          27,971           22,182
                                                 ---------------  ---------------
    Operating income (loss) . . . . . . . . . .           1,086           (1,039)

Interest expense. . . . . . . . . . . . . . . .             276              269
Other income. . . . . . . . . . . . . . . . . .              71               96
                                                 ---------------  ---------------
    Income (loss) before items shown below. . .             881           (1,212)

Reorganization items:
  Fresh-Start adjustments . . . . . . . . . . .              --               --
  Reorganization costs. . . . . . . . . . . . .              --               --
                                                 ---------------  ---------------

    Income (loss) before items shown below. . .             881           (1,212)

  Income tax expense. . . . . . . . . . . . . .              --               32
                                                 ---------------  ---------------
    Income (loss) before items shown below. . .             881           (1,244)

Earnings in affiliates. . . . . . . . . . . . .             130              104
Minority interests. . . . . . . . . . . . . . .             (30)             (29)
                                                 ---------------  ---------------
    Income (loss) before items shown below. . .             981           (1,169)

Extraordinary item:
    Gain on forgiveness of debt . . . . . . . .              --               --
                                                 ---------------  ---------------

Net income (loss) . . . . . . . . . . . . . . .  $          981   $       (1,169)
                                                 ===============  ===============
Earnings (loss) per share - basic and diluted:
  Income (loss) . . . . . . . . . . . . . . . .  $         0.10   $        (0.12)
                                                 ===============  ===============
Weighted average shares
  Outstanding - basic and diluted . . . . . . .      10,000,100       10,000,100
                                                 ===============  ===============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                   THREE MONTHS      THREE MONTHS      SIX MONTHS
                                                       ENDED             ENDED            ENDED
                                                   SEPTEMBER 29,     DECEMBER 28,     DECEMBER 27,
                                                       2001              2001             2002
                                                     (AUDITED)        (UNAUDITED)      (UNAUDITED)
                                                 -----------------  ---------------  ---------------
                                                  PREDECESSOR CO.    SUCCESSOR CO.    SUCCESSOR CO.
                                                 -----------------  ---------------  ---------------
Revenues:
  Net sales . . . . . . . . . . . . . . . . . .  $         21,107   $       23,393   $       35,244
  Other revenues. . . . . . . . . . . . . . . .             5,137            5,664           11,253
                                                 -----------------  ---------------  ---------------
    Total revenues. . . . . . . . . . . . . . .            26,244           29,057           46,497

Costs and expenses:
  Cost of sales                                            16,086           17,929           32,257
  Selling, general and administrative . . . . .            10,290           10,042           15,417
                                                 -----------------  ---------------  ---------------
    Total costs and expenses. . . . . . . . . .            26,376           27,971           47,674
                                                 -----------------  ---------------  ---------------
    Operating income (loss) . . . . . . . . . .              (132)           1,086           (1,177)

Interest expense. . . . . . . . . . . . . . . .               214              276              557
Other income. . . . . . . . . . . . . . . . . .                88               71              242
                                                 -----------------  ---------------  ---------------
     Income (loss) before items shown below . .              (258)             881           (1,492)

Reorganization items:
  Fresh-Start adjustments . . . . . . . . . . .            18,863               --               --
  Reorganization costs. . . . . . . . . . . . .            (1,433)              --               --
                                                 -----------------  ---------------  ---------------

    Income (loss) before items shown below. . .            17,172              881           (1,492)

  Income tax expense. . . . . . . . . . . . . .                20               --              217
                                                 -----------------  ---------------  ---------------
    Income (loss) before items shown below. . .            17,152              881           (1,709)

Earnings in affiliates. . . . . . . . . . . . .               145              130              259
Minority interests. . . . . . . . . . . . . . .               (50)             (30)            (174)
                                                 -----------------  ---------------  ---------------
    Income (loss) before items shown below. . .            17,247              981           (1,624)
                                                 -----------------  ---------------  ---------------

Extraordinary item:
    Gain on forgiveness of debt . . . . . . . .           139,130               --               --
                                                 -----------------  ---------------  ---------------

Net income (loss) . . . . . . . . . . . . . . .  $        156,377   $          981   $       (1,624)
                                                 =================  ===============  ===============
Earnings (loss) per share - basic and diluted:
  Income (loss) . . . . . . . . . . . . . . . .          N/A        $         0.10   $        (0.16)
                                                 =================  ===============  ===============
Weighted average shares
  Outstanding - basic and diluted . . . . . . .          N/A            10,000,100       10,000,100
                                                 =================  ===============  ===============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (IN THOUSANDS)


                                                         THREE MONTHS      THREE MONTHS      SIX MONTHS
                                                             ENDED             ENDED            ENDED
                                                         SEPTEMBER 29,     DECEMBER 28,     DECEMBER 27,
                                                             2001              2001             2002
                                                           (AUDITED)        (UNAUDITED)      (UNAUDITED)
                                                       -----------------  ---------------  ---------------
                                                        PREDECESSOR CO.    SUCCESSOR CO.    SUCCESSOR CO.
                                                       -----------------  ---------------  ---------------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . .  $        156,377   $          981   $       (1,624)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Fresh-Start adjustments . . . . . . . . . . . . . .           (18,863)              --               --
  Extraordinary item - Gain on forgiveness of debt. .          (139,130)              --               --
    Depreciation and amortization . . . . . . . . . .               748              156              321
    Minority interests in income of consolidated
      subsidiaries. . . . . . . . . . . . . . . . . .                50               30              174
    Earnings in affiliates. . . . . . . . . . . . . .              (145)            (130)            (259)
    Change in assets and liabilities:
      Change in receivables . . . . . . . . . . . . .             1,396             (585)           1,437
      Change in inventories . . . . . . . . . . . . .               584             (431)          (2,026)
      Change in prepaid expenses, notes receivable
        and other current assets. . . . . . . . . . .               903              700             (377)
      Changes in notes receivable and other assets. .               (95)             (55)            (539)
      Change in accounts payable. . . . . . . . . . .            (2,216)            (735)            (477)
      Change in accrued expenses and other
        liabilities . . . . . . . . . . . . . . . . .             1,527              213           (3,222)
      Payment of Plan obligations . . . . . . . . . .                --           (1,438)          (1,032)
                                                       -----------------  ---------------  ---------------
        Net cash provided by (used in) operating
            activities. . . . . . . . . . . . . . . .             1,136           (1,294)          (7,624)
                                                       -----------------  ---------------  ---------------
Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . .               (76)             (18)            (235)
  Dividend from unconsolidated affiliate. . . . . . .                --              272              221
                                                       -----------------  ---------------  ---------------
        Net cash provided by (used in) investing
            activities. . . . . . . . . . . . . . . .               (76)             254              (14)
                                                       -----------------  ---------------  ---------------
Cash flows from financing activities:
  Borrowings under floor plan payable . . . . . . . .             9,368           11,737            6,009
  Repayments of floor plan payable. . . . . . . . . .           (12,843)         (11,369)         (10,808)
  Proceeds from long-term debt borrowings . . . . . .               214               --               --
  Principal payments of long-term debt. . . . . . . .               (99)            (110)            (310)
  Change in restricted cash . . . . . . . . . . . . .            (4,563)           1,390              751
                                                       -----------------  ---------------  ---------------
        Net cash provided by (used in) financing
            activities. . . . . . . . . . . . . . . .            (7,923)           1,648           (4,358)
                                                       -----------------  ---------------  ---------------
Net increase (decrease) in cash and cash equivalents             (6,863)             608          (11,996)
Cash and cash equivalents at beginning of period                 22,177           15,314           32,250
                                                       -----------------  ---------------  ---------------
Cash and cash equivalents at end of period. . . . . .  $         15,314   $       15,922   $       20,254
                                                       =================  ===============  ===============

Supplemental Cash Flow Information
  Income taxes paid . . . . . . . . . . . . . . . . .  $             25   $           --   $          280
  Interest paid . . . . . . . . . . . . . . . . . . .               233              290              553
                                                       =================  ===============  ===============


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

     In connection with its reorganization, the Company significantly downsized its operations and focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 37 retail sales centers and four sales centers in manufacturing housing communities, along with a marketing presence (displaying model homes and spec homes with no sales center) in thirteen manufactured housing communities. The Company also operates three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, the Company operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. In addition, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. In May 2002, the Company acquired a 50% ownership interest in a formation stage mortgage brokerage business to allow the Company to better control the placement of its traditional mortgage business and to realize a portion of the net profits relating to this business. Most recently, the Company has aligned itself with several subdivision developments to meet an emerging market segment in its market region and to gain greater market share. Management believes that its regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

BASIS OF REPORTING

     Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and the Company has recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan, was not material to the consolidated Fresh-Start balance sheet. The adjustment to eliminate the accumulated deficit totaled $158 million, of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments and is reported in the results of operations for the three month period ended September 29, 2001. The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting (the Company being referred to herein as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the six months ended December 27, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the six months ended December 27, 2002 for the Successor Company is not comparable with the results of operations and cash flows for the six months ended December 28, 2001, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start
Reporting, and three months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassed to conform with the 2003 presentation. Because of the seasonal nature of the Company's business, operating results for the six months ended December 27, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2003. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for fiscal year ended June 28, 2002, and those reports filed previously with the SEC.

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

     Manufacturing sales to independent dealers and subdivision developers are recognized as revenue when the following criteria are met:

     -    there  is  a  firm  retail  commitment  from  the  dealer;
     - there is a financial commitment (e.g., an approved floor plan source, cash or cashiers check received in advance or, in the case of certain subdivision developers, a financial commitment acceptable to management);
     -    the  home  is  completely  finished;
     -    the  home  is  invoiced;  and
     -    the  home  has  been  shipped.

     The Company also maintains used manufactured home inventory owned by outside parties and consigned to the Company, for which the Company recognizes a sales commission when the commission is received.

     Premiums from credit life insurance policies reinsured by the Company's credit life subsidiary, Lifestar Reinsurance, Ltd. ("Lifestar"), were recognized as revenue over the life of the policy term. Premiums were ceded to Lifestar on an earned basis. Lifestar ceased operations in May 2002. Lifestar's results are reflected in the three and six months periods ended December 28, 2001, but not in the three and six months periods ended December 27, 2002.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(2)  LIQUIDITY

     Management believes that American Homestar Corporation has adequate debt financing availability and will have sufficient liquidity throughout fiscal 2003 and for the foreseeable future thereafter to support continued operations and meet all obligations under the Plan. Management's assessment of its liquidity and ability to sustain operations is based on certain assumptions regarding industry and economic conditions, which although believed to be reasonable, may ultimately show to be inaccurate. There is no assurance that the Company's liquidity will not be impacted by unforeseen circumstances.

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

     While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At December 27, 2002 and June 28, 2002, the Company was at risk to repurchase up to $1.8 million and $2.9 million of manufactured homes and provided for estimated net repurchase losses of approximately $0.2 million and $0.2 million, respectively.

(4)  INVENTORIES

     A summary of inventories follows (in thousands):

                                              JUNE 28,   DECEMBER 27,
                                                2002        2002
                                             ---------  -------------
Manufactured homes:
  New . . . . . . . . . . . . . . . . . . .  $  22,987  $      23,338
  Used. . . . . . . . . . . . . . . . . . .      1,995          2,686
Furniture, supplies and homesites . . . . .        468          1,127
Raw materials and work-in-process . . . . .      1,556          1,881
                                             ---------  -------------
                                             $  27,006  $      29,032
                                             =========  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(5)  INVESTMENTS IN AFFILIATED COMPANIES

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

                                          JUNE 28,      DECEMBER 27,
                                            2002            2002
                                       --------------  --------------
Total assets. . . . . . . . . . . . .  $       17,494  $        9,257
                                       ==============  ==============

Total liabilities . . . . . . . . . .  $       11,147  $        2,868
Owners' equity. . . . . . . . . . . .  $        6,347  $        6,389
                                       ==============  ==============

                                        THREE MONTHS    THREE MONTHS
                                            ENDED           ENDED
                                         DECEMBER 28,    DECEMBER 27,
                                            2001            2002
                                       --------------  --------------
                                        SUCCESSOR CO.   SUCCESSOR CO.
                                       --------------  --------------
Total revenues. . . . . . . . . . . .  $          651  $          750
Net income. . . . . . . . . . . . . .  $          259  $          175
                                       ==============  ==============


                            THREE MONTHS     THREE MONTHS     SIX MONTHS
                               ENDED            ENDED           ENDED
                            SEPTEMBER 29,     DECEMBER 28,    DECEMBER 27,
                                2001             2001            2002
                          ----------------  --------------  --------------
                           PREDECESSOR CO.   SUCCESSOR CO.   SUCCESSOR CO.
                          ----------------  --------------  --------------
Total revenues . . . . .  $            892  $          651  $        1,897
Net income . . . . . . .  $            290  $          259  $          486
                          ================  ==============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), a Company not affiliated with the Company. Homestar Mortgage will operate as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. Homestar Mortgage will not bear any lending risk on loans it originates. Homestar Mortgage obtained its license and regulatory approval on October 8, 2002 and began operations in November 2002. The Company accounts for its investment in Homestar Mortgage using the equity method. Summary of unaudited financial information for Homestar Mortgage as of and for the period indicated, is as follows (in thousands):

                                     JUNE 28,       DECEMBER 27,
                                       2002             2002
                                 ----------------  --------------
     Total assets. . . . . . .   $             63  $           99
                                 ================  ==============

     Total liabilities . . . .   $             --  $            3
     Owners' equity. . . . . .   $             63  $           96
                                 ================  ==============

                                 THREE MONTHS      THREE MONTHS
                                    ENDED             ENDED
                                 DECEMBER 28,      DECEMBER 27,
                                     2001              2002
                                ----------------  --------------
                                 PREDECESSOR CO.   SUCCESSOR CO.
                                ----------------  --------------
     Total revenues. . . . . .  $             --  $           84
     Net income. . . . . . . .  $             --  $           33
                                ================  ==============


                                THREE MONTHS     THREE MONTHS     SIX MONTHS
                                   ENDED            ENDED           ENDED
                               SEPTEMBER 29,     DECEMBER 28,    DECEMBER 27,
                                    2001             2001            2002
                              PREDECESSOR CO.   SUCCESSOR CO.   SUCCESSOR CO.
                              ----------------  --------------  --------------
Total revenues . . . . . . .  $             --  $           --  $           84
Net income . . . . . . . . .  $             --  $           --  $           33
                              ================  ==============  ==============


(6)  NOTES  AND  FLOOR  PLAN  PAYABLE

     On October 3, 2001, the Company entered into a floorplan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of its display models and inventory homes. The maximum allowance under the line of credit is $38 million with various sub-limits for each category of inventory financed and the line is contractually committed until October 2, 2004. The balance outstanding at December 27, 2002 was $15.9 million, consisting of revolving debt. Two liquidating lines, with a combined balance of $1.4 million, were paid off during the three-month period ended September 27, 2002. As the Company paid down the liquidating lines, additional borrowing capacity became available under the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the original line carried no interest for the first six months (which expired April 3, 2002) and thereafter accrued interest at a rate of prime plus 1% per annum. The floor plan payable is secured by substantially all of the Company's inventory, real estate and by certain other assets (including certain specific cash deposits, approximately $4.5 million at December 27, 2002 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests the Company is required to meet under its floor plan agreements. One test is floor plan debt compared to total assets (as defined). The other test is a minimum cash balances requirements. At December 27, 2002 and for all prior periods as of and after September 29, 2001, the Company was in compliance with all covenants. In addition to the floor plan payable, the Company also has other notes payable, primarily to non-financial institutions, which are secured by real estate and have interest rates ranging from 8.00% to 10.00%. None of these notes payable has covenant requirements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(7)  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in
Section  1145  of  the  Bankruptcy  Code,  the Company issued shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of December 27, 2002, the Company had issued 10 million shares of Series C common stock, of which 4,869,250 shares were issued to specific shareholders with allowed claims under the Plan, and 5,130,750 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of December 27, 2002 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of December 27, 2002, options for 4,949,900 shares had been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

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

QUARTER COMPARISON:

                                                                              ADJUSTMENTS/
                                       RETAIL   MANUFACTURING    CORPORATE    ELIMINATIONS    TOTAL
                                      ---------------------------------------------------------------
                                                             SUCCESSOR COMPANY
                                      ---------------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 28, 2001

Revenues from external customers . .  $20,640   $        2,753  $    5,664   $          --   $29,057
Intersegment revenues. . . . . . . .       --           10,730          --         (10,730)       --
Interest expense . . . . . . . . . .      276               --          --              --       276
Depreciation . . . . . . . . . . . .       59               60          37              --       156
Segment profit (loss) before income
    taxes and earnings in affiliates      357            1,132        (324)           (284)      881
Segment assets . . . . . . . . . . .   33,783           27,424      42,533         (27,825)   75,915
Expenditures for segment assets. . .        8               --          10              --        18

                                                                              ADJUSTMENTS/
                                       RETAIL   MANUFACTURING    CORPORATE    ELIMINATIONS    TOTAL
                                      ---------------------------------------------------------------
                                                             SUCCESSOR COMPANY
                                      ---------------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 27, 2002

Revenues from external customers . .  $13,568   $        2,747  $    4,828   $          --   $21,143
Intersegment revenues. . . . . . . .       --            6,783          --          (6,783)       --
Interest expense . . . . . . . . . .      269               --          --              --       269
Depreciation . . . . . . . . . . . .       75               61          30              --       166
Segment profit (loss) before income
    taxes and earnings in affiliates   (1,185)             698        (696)            (29)   (1,212)
Segment assets . . . . . . . . . . .   30,287           27,532      55,409         (31,769)   81,459
Expenditures for segment assets. . .       30                3          31              --        64

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


YEAR TO DATE COMPARISON:

                                                                                   ADJUSTMENTS/
                                      RETAIL   MANUFACTURING     CORPORATE         ELIMINATIONS          TOTAL
                                     ---------------------------------------------------------------------------
                                                            PREDECESSOR COMPANY
                                     ---------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 29, 2001

Revenues from external customers. .  $18,969   $        2,138  $    5,137   $                      --   $26,244
Intersegment revenues . . . . . . .       --            9,616          --                      (9,616)       --
Interest expense. . . . . . . . . .      214               --          --                          --       214
Depreciation. . . . . . . . . . . .      445              274          29                          --       748
Segment profit (loss) before income
    taxes and earnings in affiliates    (712)             356        (246)                        344      (258)
Segment assets. . . . . . . . . . .   32,810           26,676      42,714                     (25,594)   76,606
Expenditures for segment assets . .       --               42          34                          --        76


                                                                                   ADJUSTMENTS/
                                      RETAIL   MANUFACTURING      CORPORATE        ELIMINATIONS          TOTAL
                                     ---------------------------------------------------------------------------
                                                             PREDECESSOR COMPANY
                                     ---------------------------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 28, 2001

Revenues from external customers. .  $20,640   $        2,753  $    5,664   $                      --   $29,057
Intersegment revenues . . . . . . .       --           10,730          --                     (10,730)       --
Interest expense. . . . . . . . . .      276               --          --                          --       276
Depreciation. . . . . . . . . . . .       59               60          37                          --       156
Segment profit (loss) before income
    taxes and earnings in affiliates     357            1,132        (324)                       (284)      881
Segment assets. . . . . . . . . . .   33,783           27,424      42,533                     (27,825)   75,915
Expenditures for segment assets . .        8               --          10                          --        18


                                                                                   ADJUSTMENTS/
                                      RETAIL   MANUFACTURING      CORPORATE        ELIMINATIONS          TOTAL
                                     ---------------------------------------------------------------------------
                                                             PREDECESSOR COMPANY
                                     ---------------------------------------------------------------------------
SIX MONTHS ENDED
DECEMBER 27, 2002

Revenues from external customers. .  $30,018   $        4,812  $   11,667   $                      --   $46,497
Intersegment revenues . . . . . . .       --           15,521          --                     (15,521)       --
Interest expense. . . . . . . . . .      557               --          --                          --       557
Depreciation. . . . . . . . . . . .      148              122          51                          --       321
Segment profit (loss) before income
    taxes and earnings in affiliates  (1,830)           1,461        (982)                       (141)   (1,492)
Segment assets. . . . . . . . . . .   30,287           27,532      55,409                     (31,769)   81,459
Expenditures for segment assets . .      102                5         103                          --       210


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

     Earnings in affiliates in the consolidated statements of operations relates to the financial services operations.

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

     The Company successfully reorganized under Chapter 11 of the U.S. Bankruptcy Code. The Company's plan of reorganization (the "Plan") was confirmed on August 14, 2001 and became effective October 3, 2001. In connection with its reorganization, the Company adopted Fresh-Start accounting under AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," beginning September 29, 2001, which coincided with the beginning of the Company's second quarter in fiscal 2002. The application of Fresh-Start accounting required the Company to restate its assets at fair value and to reflect appropriate post-reorganization liabilities including reserves for claims due under the Plan. The difference between total assets, on a restated basis, and total liabilities became initial contributed capital, and was subject to upward or downward adjustment based on the appraised value of the Company. The Company's appraised value at September 29, 2001, was approximately $30 million.

     In connection with its reorganization, the Company significantly downsized its operations and focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 37 retail sales centers and four sales centers in manufactured housing communities, along with a marketing presence (displaying model homes and spec homes with no sales center) in thirteen manufactured housing communities. The Company also operates three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, the Company operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. In addition, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. In May 2002, the Company acquired a 50% ownership interest in a formation stage mortgage brokerage business to allow the Company to better control the placement of the Company's traditional mortgage business and to realize a portion of the net profits relating to this business. Most recently, the Company has aligned itself with several subdivision developments to meet an emerging market segment in its core Southwest market region and to gain greater market share. Management believes that its regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS
---------------------

     The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting, (the Company being referred herein to as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the six months ended December 27, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the six months ended September 27, 2002 for the Successor Company are not comparable to the results of operations and cash flows for the six months ended December 28, 2001, as the later period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and three months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

     In management's opinion, two significant recent events had a dampening effect on new home sales and revenues for the six months ended December 27, 2002. The withdrawal of several retail lenders from the national market early in calendar year 2002 has had the effect of tightening credit standards applied to potential new home buyers and, at least temporarily, reduced total potential demand for new homes. Some homebuyers, who previously would have been qualified to purchase new homes, are currently able to purchase lender repossessions but are not currently eligible for new home financing. In addition, new Texas legislation (HB 1869) effective January 1, 2002, now requires any land/home package to be closed and financed in a fashion nearly identical to traditional mortgage financing for site-constructed housing. This legislation has led to a much longer and more complex credit approval and loan closing cycle than existed prior to January 1, 2002. While this change will not necessarily result in a lower overall demand for manufactured housing in Texas, it has had the effect of increasing the sales closing and revenue recognition process from an average of 45-60 days to an average of more than 100 days. As a result, management believes that the Company realized less revenue during the six months ended December 27, 2002, than would have otherwise been the case without the combined effect caused by lender withdrawal from the industry and the Texas law change. If the lending environment remains stable, management believes that sales and revenues will gradually improve over recent levels as its sales-in-process mature toward the longer closing and completion cycle and as its retail sales team adjusts to these new lender and industry dynamics. Management believes that most of the Company's competitors in its core market region are experiencing similar market pressures and are reducing both retail and manufacturing capacity. Management believes that the Company is postured to take advantage of these changes because it is reorganized and no longer distracted by the same relative leverage positions and operational challenges as its competitors. While management believes that market share gains will be gradual but steady, there is no assurance that these gains will materialize.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following table summarizes certain key sales and operating statistics for the periods:

                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                  DECEMBER 28,    DECEMBER 27,
                                                      2001            2002
                                                 --------------  --------------
                                                 SUCCESSOR CO.   SUCCESSOR CO.
                                                 --------------  --------------
Company-manufactured new homes sold at retail:
    Single section. . . . . . . . . . . . . . .             115              52
    Multi-section . . . . . . . . . . . . . . .             242             185
Total new homes sold at retail. . . . . . . . .             357             237
Previously-owned homes sold at retail . . . . .             111              53
Average retail selling price - new homes (HUD
  Code, excluding land):
    Single section. . . . . . . . . . . . . . .  $       34,990  $       32,626
    Multi-section . . . . . . . . . . . . . . .  $       64,081  $       61,064
Company-operated retail centers and community
  sales centers at end of period. . . . . . . .              40              41
Total manufacturing shipments (homes) . . . . .             411             285
Manufacturing shipments to independent
  retail sales centers and developers (homes) .              77              80

                                                   THREE MONTHS     THREE MONTHS     SIX MONTHS
                                                      ENDED            ENDED           ENDED
                                                  SEPTEMBER 29,     DECEMBER 28,    DECEMBER 27,
                                                       2001             2001            2002
                                                 ----------------  --------------  --------------
                                                 PREDECESSOR CO.   SUCCESSOR CO.   SUCCESSOR CO.
                                                 ----------------  --------------  --------------
Company-manufactured new homes sold at retail:
  Single section. . . . . . . . . . . . . . . .               127             115             124
  Multi-section . . . . . . . . . . . . . . . .               246             242             398
Total new homes sold at retail. . . . . . . . .               373             357             522
Previously-owned homes sold at retail . . . . .               149             111             125
Average retail selling price - new homes (HUD
  Code, excluding land):
    Single section. . . . . . . . . . . . . . .  $         33,840  $       34,990  $       32,605
    Multi-section . . . . . . . . . . . . . . .  $         60,671  $       64,081  $       60,437
Company-operated retail centers and community
  sales centers at end of period. . . . . . . .                41              40              41
Total manufacturing shipments (homes) . . . . .               343             411             594
Manufacturing shipments to independent
  retail sales centers and developers  (homes).                51              77             124

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:


                                                                      THREE MONTHS    THREE MONTHS
                                                                          ENDED           ENDED
                                                                       DECEMBER 28,    DECEMBER 27,
                                                                           2001            2002
                                                                      SUCCESSOR CO.   SUCCESSOR CO.
                                                                      --------------  --------------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .          100.0%          100.0%
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . .           38.3%           30.4%
Selling, general and administrative expenses
    before acquisition costs . . . . . . . . . . . . . . . . . . . .           34.6%           35.3%
Operating income (loss). . . . . . . . . . . . . . . . . . . . . . .            3.7%          (4.9%)
Income (loss) before income taxes, earnings in affiliates, minority
    interest and extraordinary item. . . . . . . . . . . . . . . . .            3.0%          (5.7%)
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .            3.4%          (5.5%)

                                                        THREE MONTHS     THREE MONTHS     SIX MONTHS
                                                           ENDED            ENDED           ENDED
                                                       SEPTEMBER 29,     DECEMBER 28,    DECEMBER 27,
                                                            2001             2001            2002
                                                      PREDECESSOR CO.   SUCCESSOR CO.   SUCCESSOR CO.
                                                      ----------------  --------------  --------------
Total revenues . . . . . . . . . . . . . . . . . . .            100.0%          100.0%          100.0%
Gross profit . . . . . . . . . . . . . . . . . . . .             38.7%           38.3%           30.6%
Selling, general and administrative expenses
    before acquisition costs . . . . . . . . . . . .             39.2%           34.6%           33.2%
Operating income (loss). . . . . . . . . . . . . . .            (0.5%)            3.7%          (2.5%)
Income (loss) before income taxes, earnings in
    affiliates, minority interest and extraordinary
    item . . . . . . . . . . . . . . . . . . . . . .             65.4%            3.0%          (3.2%)
Income before extraordinary item . . . . . . . . . .             65.7%            3.4%          (3.5%)
Net income (loss). . . . . . . . . . . . . . . . . .            595.9%            3.4%          (3.5%)

     Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre-and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the periods indicated.

THREE MONTHS ENDED DECEMBER 27, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 2001

      Net Sales. Net sales of manufactured homes were $16.7 million for the three months ended December 27, 2002, compared to $23.4 million for the three months ended December 28, 2001. The 29% decline in net sales was principally as a result of a decline in retail sales, generally consistent with an overall decline in new home sales in Texas.

     Retail sales declined $7.1 million (or 34% in both units and in dollars). New home same store sales in the Company's core operations also declined 35% from an average of 9 new home sales per store for the three months ended December 28, 2001 to an average of 6 new home sales per store for the three months ended December 27, 2002. Management believes that the new Texas law (HB
1869) and the exit of three retail lenders from the industry are major factors in the decline of new home same store and average sales in the three months ended December 27, 2002.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Manufacturing division sales were $2.7 million for the three months ended December 27, 2002 compared to $2.8 million for the three months ended December 28, 2001. For the three months ended December 28, 2001, substantially all sales were to independent dealers. For the three months ended December 27, 2002 approximately 77% of manufacturing division shipments were to subdivision developers. The Company believes such sales to independent dealers and especially to subdivision developers will increase gradually over time, aided by recent reductions of competitor capacity in the Company's regional market area and the Company's recent emphasis on subdivision developer relationships and sales.

     Roadmasters, the Company's transportation division, recorded manufactured homes sales of $0.4 million for the three months ended December 27, 2002. These sales resulted from a bargain purchase of distressed manufactured home inventory and, the nearly concurrent sale of the inventory to an existing Roadmasters' customer.

     Other Revenues. Other revenues were $4.4 million for the three months ended December 27, 2002, compared to $5.7 million for the three months ended December 28, 2001. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $1.9 million (or 71%) as a result of Lifestar Reinsurance Ltd., ("Lifestar"), which contributed approximately $1.8 million in revenues for the three months ended December 28, 2001, but ceased operations in May 2002. The decline in insurance revenues was partially offset by a $0.7 million (or 24%) increase in transportation revenues. The Company's transportation group has expanded its operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

     Cost of Sales. Cost of sales was $14.7 million (or 70% of revenues) for the three months ended December 27, 2002, compared to $17.9 million (or 62% of revenues) for the three months ended December 28, 2001. The 8% increase as a percent of revenues in cost of sales was primarily attributable to Lifestar, which had operations in the prior year period, but ceased activity in May 2002. Excluding Lifestar revenues for the three months ended December 28, 2001 would have resulted in a cost of sales of 66% versus the 62% reported for said period.

     Cost of sales for homes sold at retail, expressed as a percentage of revenues, increased 3% for the three months ended December 27, 2002, compared to the three months ended December 28, 2001. Cost of sales in the three months ended December 28, 2001 were lower as a result of a higher proportionate sales of discounted inventory (both new and used), which the Company was able to purchase on the open market as well as from its secured lender as a part of the Company's reorganization.

     Cost of sales for homes sold to independent dealers and subdivision developers, expressed as a percentage of revenues, in the Company's manufacturing division increased nearly 10% in the three months ended December 27, 2002, compared to the three months ended December 28, 2001. For the current period, approximately 77% of the manufacturing shipments were to new subdivision developer customers, while substantially all shipments for the prior year period were to independent dealer customers. Margins on subdivision units sold are lower as the Company begins to penetrate and compete in the new subdivision developer market. Management believes the expected increase in production volume as a result of the new subdivision developer market will offset the negative impact on manufacturing margins.

     Cost of sales for the Company's transportation operations, expressed as a percentage of revenues, decreased 2% in the three months ended December 27, 2002, as compared to the prior year three month period, primarily as a result of decreases in contract driver pay as a percent of revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.5 million (or 35% of revenues) in the three months ended December 27, 2002, compared to $10.0 million (or 35% of revenues) in the three months ended December 28, 2001. The decrease in dollars is related to selling, general and administrative expenses associated with Lifestar (which ceased activities in May 2002) as well as a decrease in variable selling expenses resulting from lower retail sales.

     Interest Expense. Interest expense was unchanged at $0.3 million for both the three months ended December 27, 2002 and the three months ended December 28, 2001.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Income Taxes. Income tax expense was $0.03 million (on pretax loss of $1.2 million) for the three months ended December 27, 2002, compared to no income taxes (on a pretax income of $0.9 million) for the three months ended December 28, 2001. Tax expense in the current period relates to taxes attributable to the Company's transportation operation, which files tax returns separate from the Company's consolidated return. For the three months ended December 28, 2001, there was no tax expense as the transportation company offset period income with a loss carry forward.

     Earnings in affiliates. The Company's 50% share in the after-tax earnings of Homestar 21, LLC and American Homestar Mortgage, L.P. were $87,500 and $16,500, respectively, for the three months ended December 27, 2002, compared to $130,000 for the three months ended December 28, 2001 all from Homestar 21 as American Homestar Mortgage did not begin operations until November 2002.

     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in its financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $29,000 for the three months ended December 27, 2002, compared to $30,000 for the three months ended December 28, 2001. The increased deduction for minority interests resulted from increased profits in the current period as compared to the prior year period in the Company's transportation operations.

SIX MONTHS ENDED DECEMBER 27, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 28,
2001

      Net Sales. Net sales of manufactured homes were $35.2 million for the six months ended December 27, 2002, compared to $44.5 million for the six months ended December 28, 2001. The 21% decline in net sales was principally as a result of a decline in retail sales, generally consistent with the overall decline in new home sales in Texas.

     Retail sales declined $10.0 million (or 29% in units and 24% in dollars). New home same store sales in the Company's core operations also declined 28% from an average of 18 new home sales per store for the six months ended December 28, 2001 to an average of 13 new home sales per store for the six months ended December 27, 2002. Management believes that the new Texas law (HB 1869) and the exit of three retail lenders from the industry are major factors in the decline of new home same store and average sales in the six months ended December 27, 2002.

     Manufacturing division sales were $4.8 million in the six months period ended December 27, 2002 compared to $4.9 million in the six months period ended December 28, 2001. For the six months ended December 28, 2001, substantially all sales were to independent dealers. For the six months ended December 27, 2002 approximately 75% of manufacturing division shipments were to subdivision developers. The Company believes such sales to independent dealers and especially to subdivision developers will increase gradually over time, aided by recent reductions of competitor capacity in the Company's regional market area and the Company's recent emphasis on subdivision developer relationships and sales.

     Roadmasters, the Company's transportation division, recorded manufactured homes sales of $0.4 million for the six months period ended December 27, 2002.
These sales resulted from a bargain purchase of distressed manufactured home inventory and, the nearly concurrent sale of the inventory to an existing Roadmasters' customer.

     Other Revenues. Other revenues were $11.3 million for the six months ended December 27, 2002, compared to $10.8 million for the six months ended December 28, 2001. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $3.8 million (or 70%) as a result of Lifestar Reinsurance Ltd.

 ("Lifestar"), which contributed approximately $3.8 million in revenues for the six months ended December 28, 2001, but ceased operations in May 2002. The decline in insurance revenues was more than offset by a $4.3 million (or 81%) increase in transportation revenues. The Company's transportation group has expanded its operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Cost of Sales. Cost of sales was $32.3 million (or 69% of revenues) for the six months ended December 27, 2002, compared to $34.0 million (or 62% of revenues) for the six months ended December 28, 2001. The 7% increase as a percent of revenues in cost of sales was primarily attributable to Lifestar, which had operations in the prior year period, however, but ceased activity in May 2002. Excluding Lifestar revenues generated from this operation for the six months ended December 28, 2001 would have resulted in a cost of sales of 66% versus the 62% reported for said period.

     Cost of sales for homes sold at retail, expressed as a percentage of revenues, increased 1% for the six months ended December 27, 2002, compared to the six months ended December 28, 2001. Cost of sales in the six months ended December 28, 2001 were lower as a result of a higher proportionate sales of discounted inventory (both new and used), which the Company was able to purchase on the open market as well as from its secured lender as a part of the Company's reorganization.

     Cost of sales for homes sold to independent dealers and subdivision developers, expressed as a percentage of revenues, in the Company's manufacturing division increased nearly 7% in the six months ended December 27, 2002, compared to the six months ended December 28, 2001. For the current period, approximately 75% of the manufacturing shipments were to new subdivision developer customers, while substantially all shipments for the prior year period were to independent dealer customers. Margins on subdivision units sold are lower as the Company begins to penetrate and compete in the new subdivision developer market. Management believes the expected increase in production volume as a result of the new subdivision developer market will offset the negative impact to manufacturing margins.

     Cost of sales for the Company's transportation operations, expressed as a percentage of revenues, were unchanged in the six months ended December 27, 2002, as compared to the prior year six month period.

     Selling, General and Administrative Expenses. Selling general and administrative expenses were $15.4 million (or 33% of revenues) in the six months ended December 27, 2002, compared to $20.3 million (or 37% of revenues) in the six months ended December 28, 2001. The decrease is related to costs associated with Lifestar, which ceased activities in May 2002.

     Interest Expense. Interest expense was $0.6 million for the six months ended December 27, 2002, compared to $0.5 million for the six months ended December 28, 2001.

     Reorganization Costs. In connection with the Company's Chapter 11 filing, reorganization costs of $1.4 million were incurred during the three months ended September 29, 2001. These costs related primarily to professional fees and other expenditures directly related to the Chapter 11 proceedings. There were no reorganization costs for the three-month period ended December 28, 2001 or the six month period ended December 27, 2002.

     Income Taxes. Income tax expense was $0.2 million (on pretax loss of $1.5 million) for the six months ended December 27, 2002, compared to $0.02 million (on a pretax income of $18.1 million) for the six months ended December 28, 2001. Tax expense in both periods relates to taxes attributable to the Company's transportation operation, which files tax returns separate from the Company's consolidated return.

     Earnings in affiliates. The Company's 50% share in the after-tax earnings of Homestar 21, LLC was $259,000 for the six months ended December 27, 2002, compared to $275,000 for the six months ended December 28, 2001.


     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in its financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $174,000 for the six months ended December 27, 2002, compared to $80,000 for the six months ended December 28, 2001. The increased deduction for minority interests resulted from increased profits in the current period as compared to the prior year period in the Company's transportation operations.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY  AND  CAPITAL  RESOURCES:

     At December 27, 2002, the Company had operating cash and cash equivalents of $20.3 million, cash - reserved for claims of $5.2 million, and cash - restricted of $4.5 million. The reserved cash balance was for payment of an initial distribution to shareholders and management's estimate of cash required to pay remaining claims under the Plan. The restricted cash represents $4.5 million held in a cash collateral account, which secures the Company's floor plan financing through Associates Housing Financial LLC ("Associates").

     Under the floor plan credit facility with Associates, although the maximum line of credit is $38 million with various sub-limits for each category of inventory financed, the Company estimates that the loan currently has a maximum potential advancement of $23 to $24 million. The line is contractually committed until October 2, 2004. The balance outstanding at December 27, 2002 was $15.9 million in revolving debt. The revolving line carries an annual interest rate of prime plus 1%. Management believes that this floor plan credit facility, coupled with available cash, is sufficient to meet its inventory financing needs for the foreseeable future.

     The Company is making planned investments to establish an increasing number of ready-for-sale homes in many established and start-up manufactured housing subdivision across its entire market region. Management believes such conscious cash investment in inventory will better position the Company in the marketplace and result in increased retail sales and margins over time.

     Under the Plan, the Company was required to make an initial distribution to its new shareholders of approximately $5.3 million. Distributions of approximately $2.1 million and $0.5 million were made in April 2002 and December 2002, respectively, and approximately $2.8 million is held in escrow for the remainder of the distribution. The Company anticipates that the next distribution will be made by mid-2003.

     Also under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets) where there are no current intentions to reactivate these facilities for future core operations. At December 27, 2002, management estimated the fair market value of these assets to be approximately $5.4 million. The Company has reported these assets as "Assets held for sale" and is actively seeking to sell or lease these properties. Net cash proceeds, if any, resulting from the sale or lease of these properties will be deposited in the restricted cash collateral account.

     In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At December 27, 2002, the Company was at risk to repurchase approximately $1.8 million of manufactured homes and has provided for estimated net repurchase losses of approximately $0.2 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company conducted a comprehensive risk assessment and an evaluation, under the supervision and with the participation of management, (including the Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation.

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

                                  AMERICAN HOMESTAR CORPORATION

   Date:  February 3, 2003        By:  /s/ Craig A. Reynolds
                                       -----------------------------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

                                 CERTIFICATIONS


I, Finis F. Teeter, certify that:
---------------------------------

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


Date:  February 3, 2003

                                          /s/ Finis F. Teeter
                                          ---------------------------------
                                          Finis F. Teeter
                                          President, Chief Executive Officer and
                                          Director
                                          (Principal Executive Officer)

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


Date:  February 3, 2003

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

EXHIBIT INDEX
-------------

EX. NO.     DESCRIPTION
            -----------

99.1 Management's certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.