Form 10-Q
period 2003-03-28
AMERICAN HOMESTAR CORP
filed 2003-05-02
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 28, 2003


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

As of May 2, 2003 the registrant had 100 shares of Series M Common Stock, par value $.01 per share, and 4,869,250 shares of Series C Common Stock, par value $.01 per share, issued and outstanding, and 5,130,750 shares of Series C Common Stock deemed issued, outstanding and held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process set forth under the Third Amended Joint Plan of Reorganization is completed.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements
          Consolidated Balance Sheets - June 28, 2002 and March 28, 2003 . . .3 Consolidated Statements of Operations - three months ended
            March 29, 2002 and March 28, 2003. . . . . . . . . . . . . . . . .4
          Consolidated Statements of Operations - three months ended
            September 29, 2001, six months ended March 29, 2002 and
            nine months ended March 28, 2003 . . . . . . . . . . . . . . . . .5
          Consolidated Statements of Cash Flows - three months ended
            September 29, 2001, six months ended March 29, 2002 and
            nine months ended March 28, 2003 . . . . . . . . . . . . . . . . .6
          Notes to Consolidated Financial Statements . . . . . . . . . . . . .7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . 16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . 25

Item 4.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . 25

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

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in
Section 1145 of the Bankruptcy Code, the Company issued shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of March 28, 2003, the Company had issued 10 million shares of Series C common stock, of which 4,869,250 shares were issued to specific shareholders with allowed claims under the Plan, and 5,130,750 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of March 28, 2003, and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of March 28, 2003, options for 4,864,900 shares had been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

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

     The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting (the Company being referred to herein as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the six months ended March 29, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the nine months ended March 28, 2003 for the Successor Company are not comparable to the results of operations and cash flows for the nine months ended March 29, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and six months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

                           AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                            JUNE 28,        MARCH 28,
                                                                              2002            2003
                                                                                           (UNAUDITED)
                                                                         --------------  --------------
                                                                          SUCCESSOR CO.   SUCCESSOR CO.
                                                                         --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $       32,250  $      16,761
  Cash - reserved for claims. . . . . . . . . . . . . . . . . . . . . .           6,244          5,029
  Cash - restricted . . . . . . . . . . . . . . . . . . . . . . . . . .           4,190          4,570
  Accounts receivable - trade, net. . . . . . . . . . . . . . . . . . .           2,692          2,893
  Accounts receivable - other, net. . . . . . . . . . . . . . . . . . .             287            200
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,006         29,189
  Prepaid expenses, notes receivable and other current assets . . . . .             792          1,050
                                                                         --------------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . .          73,461         59,692
                                                                         --------------  --------------

  Notes receivable and other assets . . . . . . . . . . . . . . . . . .             555            654
  Investments in affiliates, at equity. . . . . . . . . . . . . . . . .           3,205          3,363
  Property, plant and equipment, net. . . . . . . . . . . . . . . . . .          10,149          9,876
  Assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . .           5,379          5,404
                                                                         --------------  --------------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $       92,749  $      78,989
                                                                         ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floor plan payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $       20,689  $      13,908
  Current installments of notes payable . . . . . . . . . . . . . . . .             370            162
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,315          1,314
  Warranty reserve. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,818          1,693
  Accrued other liabilities . . . . . . . . . . . . . . . . . . . . . .           7,265          4,670
  Liquidation and plan reserve. . . . . . . . . . . . . . . . . . . . .           3,626          2,794
  Claims reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,067          2,354
  Initial distribution payable. . . . . . . . . . . . . . . . . . . . .           3,177          2,675
                                                                         --------------  --------------
      Total current liabilities                                                  41,327         29,570
                                                                         --------------  --------------

  Notes payable, less current installments. . . . . . . . . . . . . . .             644            524
  Minority interest in consolidated subsidiary. . . . . . . . . . . . .             965          1,161
  Commitments and contingencies . . . . . . . . . . . . . . . . . . . .              --             --

SHAREHOLDERS' EQUITY
  Common stock series C, par value $0.01; 15,000,000 shares authorized
    10,000,000 shares issued and outstanding at June 28, 2002
    and March 28, 2003. . . . . . . . . . . . . . . . . . . . . . . . .             100            100
  Common stock series M, par value $0.01; 7,500,000 shares authorized,
    100 shares issued and outstanding at June 28, 2002 and                           --             --
 March 28, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .          48,449         48,449
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .           1,264           (815)
                                                                         --------------  --------------
      Total shareholders' equity. . . . . . . . . . . . . . . . . . . .          49,813         47,734
                                                                         --------------  --------------
      Total liabilities and shareholders' equity. . . . . . . . . . . .  $       92,749  $      78,989
                                                                         ==============  ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                  THREE MONTHS      THREE MONTHS
                                                      ENDED            ENDED
                                                    MARCH 29,        MARCH 28,
                                                      2002              2003
                                                   (UNAUDITED)      (UNAUDITED)
                                                 ---------------  --------------
                                                  SUCCESSOR CO.    SUCCESSOR CO.
                                                 ---------------  --------------
Revenues:
  Net sales . . . . . . . . . . . . . . . . . .  $       19,122   $      18,579
  Other revenues. . . . . . . . . . . . . . . .           6,255           4,270
                                                 ---------------  --------------
    Total revenues. . . . . . . . . . . . . . .          25,377          22,849
Costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . .          15,471          15,988
  Selling, general and administrative . . . . .           9,795           7,242
                                                 ---------------  --------------
    Total costs and expenses. . . . . . . . . .          25,266          23,230
                                                 ---------------  --------------
    Operating income (loss) . . . . . . . . . .             111            (381)

Interest expense. . . . . . . . . . . . . . . .             235             221
Other income. . . . . . . . . . . . . . . . . .              24              68
                                                 ---------------  --------------
    Income (loss) before items shown below. . .            (100)           (534)

Reorganization items:
  Fresh-Start adjustments . . . . . . . . . . .              --              --
  Reorganization costs. . . . . . . . . . . . .              --              --
                                                 ---------------  --------------
    Income (loss) before items shown below. . .            (100)           (534)

  Income tax expense. . . . . . . . . . . . . .              72              19
                                                 ---------------  --------------
    Income (loss) before items shown below. . .            (172)           (553)

Earnings in affiliates. . . . . . . . . . . . .             125             120
Minority interests. . . . . . . . . . . . . . .             (57)            (22)
                                                 ---------------  --------------
    Income (loss) before items shown below. . .            (104)           (455)

Extraordinary item:
    Gain on forgiveness of debt . . . . . . . .              --              --
                                                 ---------------  --------------

Net income (loss) . . . . . . . . . . . . . . .  $         (104)  $        (455)
                                                 ===============  ==============

Earnings (loss) per share - basic and diluted:
  Income (loss) . . . . . . . . . . . . . . . .  $        (0.01)  $       (0.05)
                                                 ===============  ==============

Weighted average shares
  Outstanding - basic and diluted . . . . . . .      10,000,100      10,000,100
                                                 ===============  ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                  THREE MONTHS      SIX MONTHS      NINE MONTHS
                                                      ENDED            ENDED           ENDED
                                                  SEPTEMBER 29,      MARCH 29,       MARCH 28,
                                                      2001             2002            2003
                                                                    (UNAUDITED)     (UNAUDITED)
                                                 ---------------  ---------------  -------------
                                                 PREDECESSOR CO.   SUCCESSOR CO.   SUCCESSOR CO.
                                                 ---------------  ---------------  -------------
Revenues:
  Net sales . . . . . . . . . . . . . . . . . .  $       21,107   $       42,515   $     53,823
  Other revenues. . . . . . . . . . . . . . . .           5,137           11,919         15,523
                                                 ---------------  ---------------  -------------
    Total revenues. . . . . . . . . . . . . . .          26,244           54,434         69,346
Costs and expenses:
  Cost of sales                                          16,086           33,400         48,245
  Selling, general and administrative . . . . .          10,290           19,837         22,659
                                                 ---------------  ---------------  -------------
    Total costs and expenses. . . . . . . . . .          26,376           53,237         70,904
                                                 ---------------  ---------------  -------------
    Operating income (loss) . . . . . . . . . .            (132)           1,197         (1,558)

Interest expense. . . . . . . . . . . . . . . .             214              511            778
Other income. . . . . . . . . . . . . . . . . .              88               95            310
                                                 ---------------  ---------------  -------------
    Income (loss) before items shown below. . .            (258)             781         (2,026)

Reorganization items:
  Fresh-Start adjustments . . . . . . . . . . .          18,863               --             --
  Reorganization costs. . . . . . . . . . . . .          (1,433)              --             --
                                                 ---------------  ---------------  -------------

    Income (loss) before items shown below. . .          17,172              781         (2,026)

  Income tax expense. . . . . . . . . . . . . .              20               72            236
                                                 ---------------  ---------------  -------------
    Income (loss) before items shown below. . .          17,152              709         (2,262)

Earnings in affiliates. . . . . . . . . . . . .             145              255            379
Minority interests. . . . . . . . . . . . . . .             (50)             (87)          (196)
                                                 ---------------  ---------------  -------------
    Income (loss) before items shown below. . .          17,247              877         (2,079)

Extraordinary item:
    Gain on forgiveness of debt . . . . . . . .         139,130               --             --
                                                 ---------------  ---------------  -------------

Net income (loss) . . . . . . . . . . . . . . .  $      156,377   $          877   $     (2,079)
                                                 ===============  ===============  =============

Earnings (loss) per share - basic and diluted:
  Income (loss) . . . . . . . . . . . . . . . .           N/A     $         0.09   $      (0.21)
                                                 ===============  ===============  =============

Weighted average shares
  Outstanding - basic and diluted . . . . . . .           N/A         10,000,100     10,000,100
                                                 ===============  ===============  =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                         THREE MONTHS      SIX MONTHS      NINE MONTHS
                                                                             ENDED            ENDED           ENDED
                                                                         SEPTEMBER 29,      MARCH 29,       MARCH 28,
                                                                             2001             2002            2003
                                                                                           (UNAUDITED)     (UNAUDITED)
                                                                        ---------------  ---------------  -------------
                                                                        PREDECESSOR CO.  SUCCESSOR CO.    SUCCESSOR CO.
                                                                        ---------------  ---------------  -------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $      156,377   $          877   $     (2,079)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Fresh-Start adjustments. . . . . . . . . . . . . . . . . . . . . . .         (18,863)              --             --
  Extraordinary item - Gain on forgiveness of debt . . . . . . . . . .        (139,130)              --             --
    Gain on sale of assets . . . . . . . . . . . . . . . . . . . . . .              --               --             (5)
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .             748              303            482
    Minority interests in income of consolidated
      subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . .              50               87            196
    Earnings in affiliates . . . . . . . . . . . . . . . . . . . . . .            (145)            (255)          (379)
    Change in assets and liabilities:
      Change in receivables. . . . . . . . . . . . . . . . . . . . . .           1,396             (684)          (114)
      Change in inventories. . . . . . . . . . . . . . . . . . . . . .             584           (3,118)        (2,183)
      Change in prepaid expenses, notes receivable and
        other current assets . . . . . . . . . . . . . . . . . . . . .             903              755           (258)
      Changes in notes receivable and other assets . . . . . . . . . .             (95)             227            (99)
      Change in accounts payable . . . . . . . . . . . . . . . . . . .          (2,216)            (413)            (1)
      Change in accrued expenses and other liabilities . . . . . . . .           1,527           (2,833)        (3,552)
      Payment of Plan obligations. . . . . . . . . . . . . . . . . . .              --             (441)        (1,215)
                                                                        ---------------  ---------------  -------------
        Net cash provided by (used in) operating
          activities . . . . . . . . . . . . . . . . . . . . . . . . .           1,136           (5,495)        (9,207)
                                                                        ---------------  ---------------  -------------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment. . . . . . . . .              --               --             79
  Purchases of property, plant and equipment . . . . . . . . . . . . .             (76)            (114)          (308)
  Dividend from unconsolidated affiliate . . . . . . . . . . . . . . .              --              272            221
                                                                        ---------------  ---------------  -------------
        Net cash provided by (used in) investing
          activities . . . . . . . . . . . . . . . . . . . . . . . . .             (76)             158             (8)
                                                                        ---------------  ---------------  -------------
Cash flows from financing activities:
  Borrowings under floor plan payable. . . . . . . . . . . . . . . . .           9,368           20,019          8,104
  Repayments of floor plan payable . . . . . . . . . . . . . . . . . .         (12,843)         (18,891)       (14,885)
  Proceeds from long-term debt borrowings. . . . . . . . . . . . . . .             214               --             --
  Principal payments of long-term debt . . . . . . . . . . . . . . . .             (99)            (181)          (328)
  Change in restricted cash. . . . . . . . . . . . . . . . . . . . . .          (4,563)           2,457            835
                                                                        ---------------  ---------------  -------------
        Net cash provided by (used in) financing
          activities . . . . . . . . . . . . . . . . . . . . . . . . .          (7,923)           3,404         (6,274)
                                                                        ---------------  ---------------  -------------
Net decease in cash and cash equivalents . . . . . . . . . . . . . . .          (6,863)          (1,933)       (15,489)
Cash and cash equivalents at beginning of period . . . . . . . . . . .          22,177           15,314         32,250
                                                                        ---------------  ---------------  -------------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .  $       15,314   $       13,381   $     16,761
                                                                        ===============  ===============  =============

Supplemental Cash Flow Information
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . .  $           25   $           --   $        310
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .             233              533            761
                                                                        ===============  ===============  =============

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

     In connection with its reorganization, the Company significantly downsized its operations and focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 33 retail sales centers and three sales centers in manufacturing housing communities, along with a marketing presence (displaying model homes and spec homes with no sales center) in approximately 30 manufactured housing communities. The Company also operates three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, the Company operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. In addition, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. In May 2002, the Company acquired a 50% ownership interest in a formation stage mortgage brokerage business to allow the Company to better control the placement of its traditional mortgage business and to realize a portion of the net profits relating to this business. Most recently, the Company has aligned itself with several subdivision developments to meet an emerging market segment in its market region and to gain greater market share. Management believes that its regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

BASIS OF REPORTING

     Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and the Company has recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan, was not material to the consolidated Fresh-Start balance sheet. The adjustment to eliminate the accumulated deficit totaled $158 million, of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments and is reported in the results of operations for the three month period ended September 29, 2001. The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting (the Company being referred to herein as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the six months ended March 29, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the nine months ended March 28, 2003 for the Successor Company is not comparable with the results of operations and cash flows for the nine months ended March 29, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and six months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

     The reorganization value of the Company's common equity of approximately $30 million was determined by an independent valuation and financial specialist after consideration of several factors and by using various

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

valuation methods including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. The reorganization value of the Company has been allocated to various asset categories pursuant to Fresh-Start accounting principles.

     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported have been reclassed to conform with the 2003 presentation. Because of the seasonal nature of the Company's business, operating results for the nine months ended March 28, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 2003. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for fiscal year ended June 28, 2002, and those reports filed previously with the SEC.

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

     Premiums from credit life insurance policies reinsured by the Company's credit life subsidiary, Lifestar Reinsurance, Ltd. ("Lifestar"), were recognized as revenue over the life of the policy term. Premiums were ceded to Lifestar on an earned basis. Lifestar ceased operations in May 2002. Lifestar's results are reflected in the three and nine month periods ended March 29, 2002, but not in the three and nine month periods ended March 28, 2003.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(2)  LIQUIDITY

     Management believes that American Homestar Corporation has adequate debt financing availability and will have sufficient liquidity throughout fiscal 2003 and for the foreseeable future thereafter to support continued operations and meet all obligations under the Plan. Management's assessment of its liquidity and ability to sustain operations is based on certain assumptions regarding industry and economic conditions which, although believed to be reasonable, may ultimately show to be inaccurate. There is no assurance that the Company's liquidity will not be impacted by unforeseen circumstances.

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

     While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At March 28, 2003 and June 28, 2002, the Company was at risk to repurchase up to $1.2 million and $2.9 million of manufactured homes and provided for estimated net repurchase losses of approximately $0.2 million and $0.2 million, respectively.

(4)  INVENTORIES

     A  summary  of  inventories  follows  (in  thousands):

                                                        JUNE 28,   MARCH 28,
                                                         2002        2003
                                                       ---------  ----------
Manufactured homes:
  New . . . . . . . . . . . . . . . . . . . . . . .    $  22,987  $   22,466
  Used. . . . . . . . . . . . . . . . . . . . . . .        1,995       2,648
Furniture, supplies and homesites . . . . . . . . .          468       2,081
Raw materials and work-in-process . . . . . . . . .        1,556       1,994
                                                       ---------  ----------
                                                       $  27,006  $   29,189
                                                       =========  ==========

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

                                                    JUNE 28,        MARCH 28,
                                                      2002            2003
                                                 --------------  --------------
     Total assets. . . . . . . . . . . . . . .   $       17,494  $        6,809
                                                 ==============  ==============

     Total liabilities . . . . . . . . . . . .   $       11,147  $          192
     Owners' equity. . . . . . . . . . . . . .   $        6,347  $        6,617
                                                 ==============  ==============

                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED           ENDED
                                                    MARCH 29,       MARCH 28,
                                                      2002            2003
                                                 --------------  --------------
                                                  SUCCESSOR CO.   SUCCESSOR CO.
                                                 --------------  --------------
     Total revenues. . . . . . . . . . . . . .   $          655  $          631
     Net income. . . . . . . . . . . . . . . .   $          251  $          228
                                                 ==============  ==============



                                  THREE MONTHS     SIX MONTHS      NINE MONTHS
                                      ENDED           ENDED           ENDED
                                  SEPTEMBER 29,     MARCH 29,       MARCH 28,
                                      2001            2002            2003
                                 --------------  --------------  --------------
                                 PREDECESSOR CO.  SUCCESSOR CO.   SUCCESSOR CO.
                                 --------------  --------------  --------------
     Total revenues. . . . . .   $          892  $        1,306  $        2,528
     Net income. . . . . . . .   $          290  $          510  $          714
                                 ==============  ==============  ==============

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

                                                    JUNE 28,        MARCH 28,
                                                      2002            2003
                                                 --------------  --------------
     Total assets. . . . . . . . . . . . . . .   $           63  $          141
                                                 ==============  ==============

     Total liabilities . . . . . . . . . . . .   $           --  $           34
     Owners' equity. . . . . . . . . . . . . .   $           63  $          107
                                                 ==============  ==============

                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED           ENDED
                                                    MARCH 29,       MARCH 28,
                                                      2002            2003
                                                 --------------  --------------
                                                 PREDECESSOR CO.  SUCCESSOR CO.
                                                 --------------  --------------
     Total revenues. . . . . . . . . . . . . .   $           --  $          140
     Net income. . . . . . . . . . . . . . . .   $           --  $           11
                                                 ==============  ==============

                                  THREE MONTHS     SIX MONTHS      NINE MONTHS
                                      ENDED           ENDED           ENDED
                                  SEPTEMBER 29,     MARCH 29,       MARCH 28,
                                      2001            2002            2003
                                 --------------  --------------  --------------
                                 PREDECESSOR CO.  SUCCESSOR CO.   SUCCESSOR CO.
                                 --------------  --------------  --------------
     Total revenues. . . . . .   $           --  $           --  $          224
     Net income. . . . . . . .   $           --  $           --  $           44
                                 ==============  ==============  ==============


(6)  NOTES AND FLOOR PLAN PAYABLE

     On October 3, 2001, the Company entered into a floorplan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of its display models and inventory homes. The maximum allowance under the line of credit is $38 million with various sub-limits for each category of inventory financed and the line is contractually committed until October 2, 2004. The balance outstanding at March 28, 2003 was $13.9 million, consisting of revolving debt. Two liquidating lines, with a combined balance of $1.4 million, were paid off during the three-month period ended September 27, 2002. As the Company paid down the liquidating lines, additional borrowing capacity became available under the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the original line carried no interest for the first six months (which expired April 3, 2002) and thereafter accrued interest at a rate of prime plus 1% per annum. The floor plan payable is secured by substantially all of the Company's inventory, real estate and by certain other assets (including certain specific cash deposits, approximately $4.6 million at March 28, 2003 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests the Company is required to meet under its floor plan agreements. One test is floor plan debt compared to total assets (as defined). The other test is a minimum cash balances requirements. At March 28, 2003 and for all prior periods as of and after September 29, 2001, the Company was in compliance with all covenants. In addition to the floor plan payable, the Company also has other notes payable, primarily to non-financial institutions, which are secured by real estate and have interest rates ranging from 8.00% to 10.00%. None of these notes payable has covenant requirements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(7)  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in
Section  1145  of  the  Bankruptcy  Code,  the Company issued shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of March 28, 2003, the Company had issued 10 million shares of Series C common stock, of which 4,869,250 shares were issued to specific shareholders with allowed claims under the Plan, and 5,130,750 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of March 28, 2003 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of March 28, 2003, options for 4,864,900 shares had been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met.

     The Company applies APB Opinion 25 and related Interpretations in accounting for stock options. In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure. As such, the Company's net income and earnings per share for nine months ended March 28, 2003 adjusted to reflect pro forma amounts are indicated below:

                                                              NINE MONTHS
                                                                 ENDED
                                                             MARCH 28, 2003
                                                            ----------------
     Net income
       As reported. . . . . . . . . . . . . . . . . . . .   $        (2,079)
       Pro forma. . . . . . . . . . . . . . . . . . . . .   $        (2,189)

     Earnings per share
       As reported. . . . . . . . . . . . . . . . . . . .   $         (0.21)
       Pro forma. . . . . . . . . . . . . . . . . . . . .   $         (0.22)

     The fair value of stock options granted in 2002 was estimated on the date of grant using the "minimum value" method as the stock was not trading as of August 16, 2002. The weighted average fair values and related assumptions were:

                                                              NINE MONTHS
                                                                 ENDED
                                                             MARCH 28, 2003
                                                            ----------------
     Weighted average fair value. . . . . . . . . . . . .   $          1.35
     Market interest rate . . . . . . . . . . . . . . . .   $          4.35%

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

QUARTER COMPARISON:

                                                                                ADJUSTMENTS/
                                      RETAIL      MANUFACTURING    CORPORATE    ELIMINATIONS    TOTAL
                                  ---------------------------------------------------------------------
                                                              SUCCESSOR COMPANY
                                  ---------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 29, 2002

Revenues from external customers  $      17,431   $        1,691  $    6,255   $          --   $25,377
Intersegment revenues. . . . . .             --           11,389          --         (11,389)       --
Interest expense . . . . . . . .            235               --          --              --       235
Depreciation . . . . . . . . . .             78               61           9              --       148
Segment profit (loss) before
    income taxes and earnings in
    affiliates . . . . . . . . .            (12)             746        (557)           (277)     (100)
Segment assets . . . . . . . . .         36,211           28,980      57,051         (29,041)   93,201
Expenditures for segment assets.             63                6           2              --        71

                                                                                ADJUSTMENTS/
                                      RETAIL      MANUFACTURING    CORPORATE    ELIMINATIONS    TOTAL
                                  ---------------------------------------------------------------------
                                                          SUCCESSOR COMPANY
                                  ---------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 28, 2003

Revenues from external customers  $      14,428   $        3,732  $    4,689   $          --   $22,849
Intersegment revenues. . . . . .             --            7,065          --          (7,065)       --
Interest expense . . . . . . . .            221               --          --              --       221
Depreciation . . . . . . . . . .             73               61          27              --       161
Segment profit (loss) before
    income taxes and earnings in
    affiliates . . . . . . . . .           (540)             781        (789)             14      (534)
Segment assets . . . . . . . . .         27,852           28,971      54,508         (32,342)   78,989
Expenditures for segment assets.             45               18          10              --        73

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

YEAR TO DATE COMPARISON:

                                                                                ADJUSTMENTS/
                                      RETAIL      MANUFACTURING    CORPORATE    ELIMINATIONS    TOTAL
                                  ---------------------------------------------------------------------
                                                          PREDECESSOR COMPANY
                                  ---------------------------------------------------------------------
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


                                                                                ADJUSTMENTS/
                                      RETAIL      MANUFACTURING    CORPORATE    ELIMINATIONS    TOTAL
                                  ---------------------------------------------------------------------
                                                             SUCCESSOR COMPANY
                                  ---------------------------------------------------------------------
SIX MONTHS ENDED
MARCH 29, 2002

Revenues from external customers  $      38,071  $        4,444  $   11,919   $          --   $54,434
Intersegment revenues. . . . . .             --          22,118          --         (22,118)       --
Interest expense . . . . . . . .            511              --          --              --       511
Depreciation . . . . . . . . . .            137             121          45              --       303
Segment profit (loss) before
    income taxes and earnings in
    affiliates . . . . . . . . .            345           1,878        (881)           (561)      781
Segment assets . . . . . . . . .         36,211          28,980      57,051         (29,041)   93,201
Expenditures for segment assets.             71               6          37              --       114


                                                                                ADJUSTMENTS/
                                      RETAIL      MANUFACTURING    CORPORATE    ELIMINATIONS    TOTAL
                                  ---------------------------------------------------------------------
                                                             SUCCESSOR COMPANY
                                  ---------------------------------------------------------------------
NINE MONTHS ENDED
MARCH 28, 2003

Revenues from external customers  $      44,446   $        8,544  $   16,356   $          --   $69,346
Intersegment revenues. . . . . .             --           22,586          --         (22,586)       --
Interest expense . . . . . . . .            778               --          --              --       778
Depreciation . . . . . . . . . .            221              183          78              --       482
Segment profit (loss) before
    income taxes and earnings in
    affiliates . . . . . . . . .         (2,371)           2,241      (1,771)           (125)   (2,026)
Segment assets . . . . . . . . .         27,852           28,971      54,508         (32,342)   78,989
Expenditures for segment assets.            147               23         138              --       308

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

     In connection with its reorganization, the Company significantly downsized its operations and focused on its core Southwest market where the Company is based and where it has historically had its most favorable overall results. The Company currently operates 33 retail sales centers and three sales centers in manufactured housing communities, along with a marketing presence (displaying model homes and spec homes with no sales center) in approximately 30 manufactured housing communities. The Company also operates three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, the Company operates an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. The Company also has a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. In addition, the Company has a 50% interest in a finance company, which specializes in providing chattel and land/home financing to the Company's customers. In May 2002, the Company acquired a 50% ownership interest in a formation stage mortgage brokerage business to allow the Company to better control the placement of the Company's traditional mortgage business and to realize a portion of the net profits relating to this business. Most recently, the Company has aligned itself with several subdivision developments to meet an emerging market segment in its core Southwest market region and to gain greater market share. Management believes that its regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
---------------------

     The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting, (the Company being referred herein to as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the six months ended March 29, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the nine months ended March 28, 2003 for the Successor Company are not comparable to the results of operations and cash flows for the nine months ended March 29, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and six months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

     In management's opinion, two significant recent events had a dampening effect on new home sales and revenues for the nine months ended March 28, 2003. The withdrawal of several retail lenders from the national market early in calendar year 2002 has had the effect of tightening credit standards applied to potential new home buyers and, at least temporarily, reduced total potential demand for new homes. Some homebuyers, who previously would have been qualified to purchase new homes, are currently able to purchase lender repossessions but are not currently eligible for new home financing. In addition, new Texas legislation (HB 1869) effective January 1, 2002, now requires any land/home package to be closed and financed in a fashion nearly identical to traditional mortgage financing for site-constructed housing. This legislation has led to a much longer and more complex credit approval and loan closing cycle than existed prior to January 1, 2002. While this change will not necessarily result in a lower overall demand for manufactured housing in Texas, it has had the effect of increasing the sales closing and revenue recognition process from an average of 45-60 days to an average of more than 100 days. As a result, management believes that the Company realized less revenue during the nine months ended March 28, 2003, than would have otherwise been the case without the combined effect caused by lender withdrawal from the industry and the Texas law change. If the lending environment remains stable, management believes that sales and revenues will gradually improve over recent levels as its sales-in-process mature toward the longer closing and completion cycle and as its retail sales team adjusts to these new lender and industry dynamics. Management believes that most of the Company's competitors in its core market region are experiencing similar market pressures and are reducing both retail and manufacturing capacity. Management believes that the Company is postured to take advantage of these changes because it is reorganized and no longer distracted by the same relative leverage positions and operational challenges as its competitors. While management believes that market share gains will be gradual but steady, there is no assurance that these gains will materialize.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table summarizes certain key sales and operating statistics for the periods:

                                                                  THREE MONTHS   THREE MONTHS
                                                                     ENDED           ENDED
                                                                    MARCH 29,      MARCH 28,
                                                                      2002           2003
                                                                 --------------  ------------
                                                                  SUCCESSOR CO.  SUCCESSOR CO.
                                                                 --------------  ------------
Company-manufactured new homes sold at retail:
    Single section. . . . . . . . . . . . . . .                              78             47
    Multi-section . . . . . . . . . . . . . . .                             218            196
Total new homes sold at retail. . . . . . . . .                             296            243
Previously-owned homes sold at retail . . . . .                             116             42
Average retail selling price - new homes (HUD
  Code, excluding land):
    Single section. . . . . . . . . . . . . . .                  $       33,344  $      32,339
    Multi-section . . . . . . . . . . . . . . .                  $       60,316  $      63,798
Company-operated retail centers and community
  sales centers at end of period. . . . . . . .                              41             36
Total manufacturing shipments (homes) . . . . .                             402            334
Manufacturing shipments to independent
  retail sales centers and developers (homes) .                              40            122

                                                  THREE MONTHS     SIX MONTHS    NINE MONTHS
                                                     ENDED           ENDED          ENDED
                                                  SEPTEMBER 29,     MARCH 29,      MARCH 28,
                                                      2001            2002           2003
                                                 --------------  --------------  ------------
                                                 PREDECESSOR CO.  SUCCESSOR CO.  SUCCESSOR CO.
                                                 --------------  --------------  ------------
Company-manufactured new homes sold at retail:
    Single section. . . . . . . . . . . . . . .             127             193           171
    Multi-section . . . . . . . . . . . . . . .             246             460           594
Total new homes sold at retail. . . . . . . . .             373             653           765
Previously-owned homes sold at retail . . . . .             149             227           167
Average retail selling price - new homes (HUD
  Code, excluding land):
    Single section. . . . . . . . . . . . . . .  $       33,840  $       33,591  $     32,533
    Multi-section . . . . . . . . . . . . . . .  $       60,671  $       62,567  $     61,518
Company-operated retail centers and community
  sales centers at end of period. . . . . . . .              41              41            36
Total manufacturing shipments (homes) . . . . .             343             813           928
Manufacturing shipments to independent
  retail sales centers and developers (homes) .              51             117           246

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                                       THREE MONTHS   THREE MONTHS
                                                                          ENDED           ENDED
                                                                        MARCH 29,       MARCH 28,
                                                                           2002           2003
                                                                       SUCCESSOR CO.  SUCCESSOR CO.
                                                                      --------------  -------------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .          100.0%         100.0%
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39.0%          30.0%
Selling, general and administrative expenses
    before acquisition costs . . . . . . . . . . . . . . . . . . . .           38.6%          31.7%
Operating income (loss). . . . . . . . . . . . . . . . . . . . . . .            0.4%         (1.7%)
Income (loss) before income taxes, earnings in affiliates, minority
    interest and extraordinary item. . . . . . . . . . . . . . . . .          (0.7%)         (2.3%)
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .          (0.4%)         (2.0%)

                                                       THREE MONTHS     SIX MONTHS     NINE MONTHS
                                                          ENDED           ENDED           ENDED
                                                      SEPTEMBER 29,     MARCH 29,       MARCH 28,
                                                           2001            2002            2003
                                                      PREDECESSOR CO.  SUCCESSOR CO.  SUCCESSOR CO.
                                                      --------------  --------------  -------------
Total revenues . . . . . . . . . . . . . . . . . . .          100.0%          100.0%         100.0%
Gross profit . . . . . . . . . . . . . . . . . . . .           38.7%           38.6%          30.4%
Selling, general and administrative expenses
    before acquisition costs . . . . . . . . . . . .           39.2%           36.4%          32.7%
Operating income (loss). . . . . . . . . . . . . . .          (0.5%)            2.2%         (2.2%)
Income (loss) before income taxes, earnings in
    affiliates, minority interest and extraordinary
    item . . . . . . . . . . . . . . . . . . . . . .           65.4%            1.3%         (2.9%)
Income before extraordinary item . . . . . . . . . .           65.7%            1.6%         (3.0%)
Net income (loss). . . . . . . . . . . . . . . . . .          595.9%            1.6%         (3.0%)

     Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre-and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the periods indicated.

THREE MONTHS ENDED MARCH 28, 2003 COMPARED TO THREE MONTHS ENDED MARCH 29, 2002

     Net Sales. Net sales of manufactured homes were $18.6 million for the three months ended March 28, 2003, compared to $19.1 million for the three months ended March 29, 2002. The 2.8% decline in net sales was principally as a result of a decline in retail sales, generally consistent with an overall decline in new home sales in Texas and was partially offset by an increase in manufacturing wholesale shipments to independent dealers and developers.

     Retail sales declined $3.0 million (or 17.9% in units and 17.2% in dollars). New home same store sales in the Company's core operations also declined 25% from an average of eight new home sales per store for the three months ended March 29, 2002 to an average of six new home sales per store for the three months ended March 28, 2003. Management believes that the new Texas law (HB 1869) and the exit of three retail lenders from the industry are major factors in the decline of new home same store and average sales in the three months ended March 28, 2003.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Manufacturing division sales were $3.7 million for the three month period ended March 28, 2003 compared to $1.7 million for the three month period ended March 29, 2002. For the three months ended March 29, 2002, substantially all sales were to independent dealers. For the three months ended March 28, 2003 approximately 87% of manufacturing division shipments were to subdivision developers. The Company believes such sales to independent dealers and especially to subdivision developers will increase gradually over time, aided by recent reductions of competitor capacity in the Company's regional market area and the Company's recent emphasis on subdivision developer relationships and sales.

     Roadmasters, the Company's transportation division, recorded manufactured homes sales of $0.4 million for the three months ended March 28, 2003. These sales resulted from a bargain purchase of distressed manufactured home inventory and, the nearly concurrent sale of the inventory to an existing Roadmasters' customer.

     Other Revenues. Other revenues were $4.3 million for the three months ended March 28, 2003, compared to $6.3 million for the three months ended March 29, 2002. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $1.7 million (or 69%) as a result of Lifestar Reinsurance Ltd., ("Lifestar"), which contributed approximately $1.7 million in revenues for the three months ended March 29, 2002, but ceased operations in May 2002. Transportation operations revenues declined $0.3 million also as a result of a decline in manufactured housing industry production and sales activity.

     Cost of Sales. Cost of sales was $16.0 million (or 70% of revenues) for the three months ended March 28, 2003, compared to $15.5 million (or 61% of revenues) for the three months ended March 29, 2002. The 9% increase as a percent of revenues in cost of sales was primarily attributable to Lifestar, which had operations in the prior year period, but ceased activity in May 2002. Excluding Lifestar revenues for the three months ended March 29, 2002 would have resulted in a cost of sales of 65% versus the 61% reported for said period.

     Cost of sales for homes sold at retail, expressed as a percentage of retail revenues, increased 5.0% for the three months ended March 28, 2003, compared to the three months ended March 29, 2002. Cost of sales in the three months ended March 29, 2002 were lower as a result of a higher proportionate sales of discounted inventory (both new and used), which the Company was able to purchase on the open market as well as from its secured lender as a part of the Company's reorganization.

     Cost of sales for homes sold to independent dealers and subdivision developers, expressed as a percentage of amnufacturing revenues, in the Company's manufacturing division decreased 2% in the three months ended March 28, 2003, compared to the three months ended March 29, 2002, primarily as a result of a reduction in material costs.

     Cost of sales for the Company's transportation operations, expressed as a percentage of transportation revenues, were unchanged in the three months ended March 28, 2003, as compared to the prior year three month period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.2 million (or 32% of revenues) in the three months ended March 28, 2003, compared to $9.8 million (or 39% of revenues) in the three months ended March 29, 2002. The decrease in dollars is related to selling, general and administrative expenses associated with Lifestar (which ceased activities in May 2002) as well as a decrease in variable selling expenses resulting from lower retail sales.

     Interest Expense. Interest expense was unchanged at $0.2 million for both the three months ended March 28, 2003 and the three months ended March 29, 2002.

     Income Taxes. Income tax expense was $0.02 million (on pretax loss of $0.5 million) for the three months ended March 28, 2003, compared to $0.07 million (on a pretax loss of $0.1 million) for the three months ended March 29, 2002.
Tax expense in both periods relates to taxes attributable to the Company's transportation operation, which files tax returns separate from the Company's consolidated return.

     Earnings in affiliates. The Company's 50% share in the after-tax earnings of Homestar 21, LLC and American Homestar Mortgage, L.P. were $114,000 and
$6,000,  respectively,  for  the  three months ended March 28, 2003,

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

compared to $125,000 for the three months ended March 29, 2002, all from Homestar 21, as American Homestar Mortgage did not begin operations until November 2002.

     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in the Company's financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $22,000 for the three months ended March 28, 2003, compared to $57,000 for the three months ended March 29, 2002. The increased deduction for minority interests resulted from increased profits in the current period as compared to the prior year period in the Company's transportation operations.

SIX MONTHS ENDED MARCH 28, 2003 COMPARED TO SIX MONTHS ENDED MARCH 29, 2002

      Net Sales. Net sales of manufactured homes were $34.5 million for the six months ended March 28, 2003, compared to $42.5 million for the six months ended March 29, 2002. The 19% decline in net sales was principally as a result of a decline in retail sales, generally consistent with the overall decline in new home sales in Texas and was partially offset by an increase in manufacturing wholesale shipments to independent dealers and developers.

     Retail sales declined $10 million (or 31% in units and 27% in dollars). New home same store sales in the Company's core operations also declined 29% from an average of 17 new home sales per store for the six months ended March 29, 2002 to an average of 12 new home sales per store for the six months ended March 28, 2003. Management believes that the new Texas law (HB 1869) and the exit of three retail lenders from the industry are major factors in the decline of new home same store and average sales in the six months ended March 28, 2003.

     Manufacturing division sales were $6.5 million in the six months period ended March 28, 2003 compared to $4.4 million in the six month period ended March 29, 2002. For the six months ended March 29, 2002, substantially all sales were to independent dealers. For the six months ended March 28, 2003 approximately 82% of manufacturing division shipments were to subdivision developers. The Company believes such sales to independent dealers and especially to subdivision developers will increase gradually over time, aided by recent reductions of competitor capacity in the Company's regional market area and the Company's recent emphasis on subdivision developer relationships and sales.

     Roadmasters, the Company's transportation division, recorded manufactured homes sales of $0.8 million for the six month period ended March 28, 2003. These sales resulted from a bargain purchase of distressed manufactured home inventory and, the nearly concurrent sale of the inventory to an existing Roadmasters' customer.

     Other Revenues. Other revenues were $8.7 million for the six months ended March 28, 2003, compared to $11.9 million for the six months ended March 29, 2002. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $3.7 million (or 70%) as a result of Lifestar Reinsurance Ltd. ("Lifestar"), which contributed approximately $3.6 million in revenues for the six months ended March 29, 2002, but ceased operations in May 2002. The decline in insurance revenues was partially offset by a $0.4 million (or 6%) increase in transportation revenues.

     Cost of Sales. Cost of sales was $30.7 million (or 70% of revenues) for the six months ended March 28, 2003, compared to $33.4 million (or 61% of revenues) for the six months ended March 29, 2002. The 9% increase as a percent of revenues in cost of sales was primarily attributable to Lifestar, which had operations in the prior year period, but ceased activity in May 2002. Excluding Lifestar revenues generated from this operation for the six months ended March 29, 2002 would have resulted in a cost of sales of 66% versus the 61% reported for said period.

     Cost of sales for homes sold at retail, expressed as a percentage of retail revenues, increased 3% for the six months ended March 28, 2003, compared to the six months ended March 29, 2002. Cost of sales in the six months ended March 29, 2002 were lower as a result of a higher proportionate sales of discounted inventory (both new and used), which the Company was able to purchase on the open market as well as from its secured lender as a part of the Company's reorganization.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Cost of sales for homes sold to independent dealers and subdivision developers, expressed as a percentage of manufacturing revenues, in the Company's manufacturing division decreased 1% in the six months ended March 28, 2003, compared to the six months ended March 29, 2002, primarily as a result of a reduction in material costs.

     Cost of sales for the Company's transportation operations, expressed as a percentage of transportation revenues, decreased 1% in the six months ended March 28, 2003, as compared to the prior year six month period primarily as a result of decreases in contract driver pay as a percent of revenues.

     Selling, General and Administrative Expenses. Selling general and administrative expenses were $14.7 million (or 33% of revenues) in the six months ended March 28, 2003, compared to $19.8 million (or 36% of revenues) in the six months ended March 29, 2002. The decrease is related to costs associated with Lifestar, which ceased activities in May 2002.

     Interest Expense. Interest expense was $0.5 million for both the six months ended March 28, 2003 and for the six months ended March 29, 2002.

     Reorganization Costs. In connection with the Company's Chapter 11 filing, reorganization costs of $1.4 million were incurred during the three months ended September 29, 2001. These costs related primarily to professional fees and other expenditures directly related to the Chapter 11 proceedings. There were no reorganization costs for the six month period ended March 29, 2002 or the six month period ended March 28, 2003.

     Income Taxes. Income tax expense was $0.05 million (on pretax loss of $1.7 million) for the six months ended March 28, 2003, compared to $0.07 million (on a pretax income of $0.8 million) for the six months ended March 29, 2002. Tax expense in both periods relates to taxes attributable to the Company's transportation operation, which files tax returns separate from the Company's consolidated return.

     Earnings in affiliates. The Company's 50% share in the after-tax earnings of Homestar 21, LLC and American Homestar Mortgage, L.P. were $202,000 and
$22,000, respectively for the six months ended March 28, 2003, compared to $255,000 for the six months ended March 29, 2002, all from Homestar 21, as American Homestar Mortgage did not begin operations until November 2002.

     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in its financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $51,000 for the six months ended March 28, 2003, compared to $87,000 for the six months ended March 29, 2002. The increased deduction for minority interests resulted from increased profits in the current period as compared to the prior year period in the Company's transportation operations.

NINE MONTHS ENDED MARCH 28, 2003 COMPARED TO NINE MONTHS ENDED MARCH 29, 2002

      Net Sales. Net sales of manufactured homes were $53.8 million for the nine months ended March 28, 2003, compared to $63.6 million for the nine months ended March 29, 2002. The 15% decline in net sales was principally as a result of a decline in retail sales, generally consistent with the overall decline in new home sales in Texas and was partially offset by an increase in manufacturing wholesale shipments to independent dealers and developers.

     Retail sales declined $12.6 million (or 25% in units and 22% in dollars). New home same store sales in the Company's core operations also declined 23% from an average of 26 new home sales per store for the nine months ended March 29, 2002 to an average of 20 new home sales per store for the nine months ended March 28, 2003. Management believes that the new Texas law (HB 1869) and the exit of three retail lenders from the industry are major factors in the decline of new home same store and average sales in the nine months ended March 28, 2003.

     Manufacturing division sales were $8.5 million in the nine months period ended March 28, 2003 compared to $6.6 million in the nine months period ended
March 29, 2002. For the nine months ended March 29, 2002, substantially all sales were to independent dealers. For the nine months ended March 28, 2003 approximately 81% of manufacturing division shipments were to subdivision developers. The Company believes such sales to independent

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

dealers and especially to subdivision developers will increase gradually over time, aided by recent reductions of competitor capacity in the Company's regional market area and the Company's recent emphasis on subdivision developer relationships and sales.

     Roadmasters, the Company's transportation division, recorded manufactured homes sales of $0.8 million for the nine months period ended March 28, 2003.
These sales resulted from a bargain purchase of distressed manufactured home inventory and, the nearly concurrent sale of the inventory to an existing Roadmasters' customer.

     Other Revenues. Other revenues were $15.5 million for the nine months ended March 28, 2002, compared to $17.1 million for the nine months ended March 29, 2002. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $5.6 million (or 70%) as a result of Lifestar Reinsurance Ltd. ("Lifestar"), which contributed approximately $5.6 million in revenues for the nine months ended March 29, 2002, but ceased operations in May 2002. The decline in insurance revenues was partially offset by a $4.0 million (or 44%) increase in transportation revenues. The Company's transportation group expanded its operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

     Cost of Sales. Cost of sales was $48.2 million (or 70% of revenues) for the nine months ended March 28, 2003, compared to $49.5 million (or 61% of revenues) for the nine months ended March 29, 2002. The 9% increase as a percent of revenues in cost of sales was primarily attributable to Lifestar, which had operations in the prior year period, however, but ceased activity in May 2002. Excluding Lifestar revenues generated from this operation for the six months ended December 28, 2001 would have resulted in a cost of sales of 66% versus the 61% reported for said period.

     Cost of sales for homes sold at retail, expressed as a percentage of retail revenues, increased 2% for the nine months ended March 28, 2003, compared to the nine months ended March 29, 2002. Cost of sales in the nine months ended March 29, 2002 were lower as a result of a higher proportionate sales of discounted inventory (both new and used), which the Company was able to purchase on the open market as well as from its secured lender as a part of the Company's reorganization.

     Cost of sales for homes sold to independent dealers and subdivision developers, expressed as a percentage of manufacturing revenues, in the Company's manufacturing division decreased 2% in the nine months ended March 28, 2003, compared to the nine months ended March 29, 2002, primary as a result of a reduction in material costs.

     Cost of sales for the Company's transportation operations, expressed as a percentage of transportation revenues, were unchanged in the nine months ended March 28, 2003, as compared to the prior year nine month period.

     Selling, General and Administrative Expenses. Selling general and administrative expenses were $22.7 million (or 33% of revenues) in the nine months ended March 28, 2003, compared to $30.1 million (or 37% of revenues) in the nine months ended March 29, 2002. The decrease is related to costs associated with Lifestar, which ceased activities in May 2002.

     Interest Expense. Interest expense was $0.8 million for the nine months ended March 28, 2003, compared to $0.7 million for the nine months ended March 29, 2002.

     Reorganization Costs. In connection with the Company's Chapter 11 filing, reorganization costs of $1.4 million were incurred during the three months ended September 29, 2001. These costs related primarily to professional fees and other expenditures directly related to the Chapter 11 proceedings. There were no reorganization costs for the six month period ended March 29, 2002 or the nine month period ended March 28, 2003.

     Income Taxes. Income tax expense was $0.2 million (on pretax loss of $2.0 million) for the nine months ended March 28, 2003, compared to $0.09 million (on a pretax income of $18.0 million) for the nine months ended March 29, 2002. Tax expense in both periods relates to taxes attributable to the Company's transportation operation, which files tax returns separate from the Company's consolidated return.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Earnings in affiliates. The Company's 50% share in the after-tax earnings of Homestar 21, LLC and American Homestar Mortgage, L.P. were $357,000 and $22,000, respectively, million for the nine months ended March 28, 2003, compared to $0.4 million for the nine months ended March 29, 2002, all from Homestar 21, as American Homestar Mortgage did not begin operations until November 2002.

     Minority Interests. The Company owns 51% of its transportation operations and therefore consolidates (or includes 100% of) the transportation company's results in its financial statements. Because the Company only benefits by 51% of the income, the remaining 49% is shown as a deduction on the Company's consolidated income statement. This deduction was $196,000 for the nine months ended March 28, 2003, compared to $137,000 for the nine months ended March 29, 2002. The increased deduction for minority interests resulted from increased profits in the current period as compared to the prior year period in the Company's transportation operations.

LIQUIDITY AND CAPITAL RESOURCES:

     At March 28, 2003, the Company had operating cash and cash equivalents of $16.8 million, cash - reserved for claims of $5.0 million, and cash - restricted of $4.6 million. The reserved cash balance was for payment of an initial distribution to shareholders and management's estimate of cash required to pay remaining claims under the Plan. The restricted cash represents $4.6 million held in a cash collateral account, which secures the Company's floor plan financing through Associates Housing Financial LLC ("Associates").

     Under the floor plan credit facility with Associates, although the maximum line of credit is $38 million with various sub-limits for each category of inventory financed, the Company estimates that the loan currently has a maximum potential advancement of $23 to $24 million. The line is contractually committed until October 2, 2004. The balance outstanding at March 28, 2003 was $13.9 million in revolving debt. The revolving line carries an annual interest rate of prime plus 1%. Management believes that this floor plan credit facility, coupled with available cash, is sufficient to meet its inventory financing needs for the foreseeable future.

     The Company is making planned investments to establish an increasing number of ready-for-sale homes in many established and start-up manufactured housing subdivisions across the Company's entire market region. Management believes such conscious cash investment in inventory will better position the Company in the marketplace and result in increased retail sales and margins over time.

     Under the Plan, the Company was required to make an initial distribution to its new shareholders of approximately $5.3 million which was placed in an escrow account in April 2002. Distributions of approximately $2.1 million and $0.5 million were made from the escrow account in April 2002 and December 2002, respectively, and approximately $2.8 million is held in escrow for the remainder of the distribution. The Company anticipates that the next distribution will be made by mid-2003.

     Also under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets) where there are no current intentions to reactivate these facilities for future core operations. At March 28, 2003, management estimated the fair market value of these assets to be approximately $5.4 million. The Company has reported these assets as "Assets held for sale" and is actively seeking to sell or lease these properties. Net cash proceeds, if any, resulting from the sale or lease of these properties will be deposited in the restricted cash collateral account.

     In accordance with customary business practice in the manufactured housing industry, the Company has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which the Company has agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At March 28, 2003, the Company was at risk to repurchase approximately $1.2 million of manufactured homes and has provided for estimated net repurchase losses of approximately $0.2 million.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company believes that its current cash position, along with its floor plan facility, and expected cash flow from operations will be sufficient to support the Company's cash and working capital requirements for the foreseeable future.

INFLATION AND SEASONALITY

     Inflation in recent years has been modest and has primarily affected the Company's manufacturing costs in the areas of labor, manufacturing overhead, raw materials other than lumber and certain petroleum-based materials. The price of lumber and certain petroleum-based materials are affected more by the imbalances between supply and demand than by inflation. Historically, the Company believes it has been able to minimize the effects of inflation by increasing the selling prices of its products, improving its manufacturing efficiency and increasing its employee productivity. In addition, the Company's business is seasonal, with weakest demand typically from mid-November through February and the strongest demand typically from March through mid-November. Over the history of the Company's operations, management has not observed any correlation between interest rate fluctuations and increases or decreases in sales based solely on such fluctuations.

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

     For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Based on the current level of variable rate debt, each one percentage point increase (decrease) in interest rates occurring on the first day of the year would result in an increase (decrease) in interest expense for the coming year of approximately $0.1 million.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       See Exhibit Index.

(b)  REPORTS ON FORM 8-K

       January 24, 2003 - Changes to Board of Directors

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN HOMESTAR CORPORATION

     Date: May 2, 2003             By: /s/ Craig A. Reynolds
                                       -----------------------------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

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


Date: May 2, 2003

                                      /s/ Finis F. Teeter
                                      -------------------------------
                                      Finis F. Teeter
                                      President, Chief Executive Officer and
                                      Director
                                      (Principal Executive Officer)

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


Date: May 2, 2003

                                    /s/ Craig A. Reynolds
                                    -----------------------------
                                    Craig A. Reynolds
                                    Executive Vice-President, Chief Financial
                                    Officer and Secretary
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX
-------------

EX.  NO.       DESCRIPTION
               -----------

99.1 Management's certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

99.2 American Homestar Corporation's Code of Business Conduct and Ethics, adopted December 17, 2002.