Form 10-K
period 2003-06-27
AMERICAN HOMESTAR CORP
filed 2003-09-23
CIK 922812

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended June 27, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to _____

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  [ ]   No  [X]

The estimated aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant is not readily determinable as there have been no sales and no quoted bid and asked prices as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of September 23, 2003 the registrant had 100 shares of Series M Common Stock, par value $.01 per share, and 6,780,364 shares of Series C Common Stock, par value $.01 per share, issued and outstanding, and 3,219,636 shares of Series C Common Stock deemed issued, outstanding and held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process arising from the registrant's Third Amended and Restated Plan of Reorganization is completed.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . .    14

Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    14

Item 4.    Submission of Matters to a Vote of Security Holders. . . . . .    14


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters. . . . . . . . . . . . . . . . . . . . . .    15

Item 6.    Selected Financial Data. . . . . . . . . . . . . . . . . . . .    16

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . .    17

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk . .    33

Item 8.    Financial Statements and Supplementary Data. . . . . . . . . .    33

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure . . . . . . . . . . . . . . . . . . . . .    34

Item 9A    Controls and Procedures. . . . . . . . . . . . . . . . . . . .    34

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant. . . . . .    35

Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . . .    37

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters. . . . . . . . . .    42

Item 13.    Certain Relationships and Related Transactions. . . . . . . .    43


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .    44

                                     PART I

     Unless otherwise indicated, "we," "us," "our," "American Homestar," "the Company," "Management" and similar terms refer to American Homestar Corporation, its subsidiaries and affiliates. Throughout this report, we use the term "fiscal," as it applies to a year, to represent the fiscal year ending on the Friday closest to June 30 of that year.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including items discussed in "Risks Relating to Our Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains statements that relate to future plans, events, financial results or performance and which are defined as forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs of the Company's management, as well as assumptions made by management and currently available information, that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various risk factors included in this paragraph, as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, ongoing weakness in the manufactured housing market, continued acceptance of American Homestar's products, the availability of wholesale and retail financing in the future and changes in retail inventory levels in the manufactured housing. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and actual results, events or performance may differ materially. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. American Homestar undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.

ITEM 1.  BUSINESS

GENERAL

     American Homestar Corporation is a regional vertically integrated manufactured housing company, with operations in manufacturing, retailing, transportation, financing and insurance. We were incorporated in Texas in July 1983. Currently, we operate two new home manufacturing facilities and sell homes through dedicated distribution channels, which include 31 retail sales centers and three sales offices in manufactured housing communities. In approximately 34 additional manufactured housing communities we display homes that are ready for sale and occupancy ("spec homes") and model homes, although we do not have an on-site office. We also distribute homes through approximately 37 independent retailers and developers located in five states. A third manufacturing facility is currently used to refurbish lender repossessions.

     Starting in July 1994, we adopted a strategy of expanding into several new regional markets (outside of our core Southwest base of operations) by acquiring manufacturing capacity and growing our Company-operated store network (through acquisition and new formation) to support our expanded regional presence. Many of our competitors were growing and expanding their own company store base in the same regional markets. By early 1999, overall demand for manufactured housing had peaked after several years of consistent and significant growth. At the same time, total manufacturing and retail capacity had grown to the extent that it surpassed then current levels of end-user demand. The result was lower per-plant and per-store volume and diminishing profitability for the industry and the Company. Excess finished goods inventory and excess manufacturing capacity gave rise to steadily increasing volume and margin pressures. With mounting losses in our retail operations and diminishing profitability in our manufacturing operations, we adopted a plan to retract our operations, with the goal of discontinuing operations in all non-core markets and focusing management and resources on what we defined as our core Southwest market (Texas and surrounding states).

REORGANIZATION

     On January 11, 2001, American Homestar Corporation and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization of the Company and its subsidiaries (the "Plan"). All conditions to the effectiveness of the Plan were met and the Plan became effective on October 3, 2001 (the "Effective Date").

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, we have the authority to issue 15 million shares of Series C common stock and are required to issue 10 million shares of Series C common stock to our general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, we issued shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of June 27, 2003, we had issued 10 million shares of Series C common stock, of which 4,869,250 shares were issued to specific shareholders with allowed claims under the Plan, and 5,130,750 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. We expect the claims process to be completed by April 2004. We also have the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 27, 2003, and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of June 27, 2003, options for 4,899,900 shares had been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria, established by the Board of Directors, are met.

     In connection with its reorganization, the Company adopted "Fresh-Start Reporting" under American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," beginning September 29, 2001, which coincided with the end of the Company's first quarter of our 2002 fiscal year. We elected to use September 29, 2001, our quarter end, as our Fresh-Start Reporting date versus the Effective Date of the Plan, October 3, 2001, as interim activity was not material to the Consolidated Fresh-Start Balance Sheet. Accordingly, all assets and liabilities of the Company were restated to reflect their reorganization value, which approximates the fair value of the assets and liabilities at the Effective Date, and our capital structure was recast in conformity with the Plan. The adjustment to eliminate the accumulated deficit totaled $158 million, of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments and is reported in the results of operations for the three months ended September 29, 2001.

     The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to our emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting, and the results of operations and cash flows for the nine months ended June 28, 2002 include operations subsequent to our emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (American Homestar being referred to herein as "Predecessor Company" for periods prior to September 29, 2001, and as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the twelve months ended June 27, 2003 for the Successor Company are not comparable to the results of operations and cash flows for the twelve months ended June 28, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and nine months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

     During our reorganization, we did not prepare or file annual and quarterly reports with the Securities and Exchange Commission but instead filed Monthly Operating Reports with the Bankruptcy Court, as required by the Bankruptcy Code. We also filed our Monthly Operating Reports and our confirmed Plan with the Securities and Exchange Commission. The reorganized Company has substantially fewer assets, liabilities and operations than prior to our reorganization. Additionally, the reorganized Company has entirely new ownership, as the Plan cancelled all classes of equity securities issued by the Company prior to its reorganization.

STRATEGY

     We adopted a vertical integration strategy in 1991 and used that business model as we grew in the 1990's. In connection with our reorganization, we significantly downsized our operations and focused on our core Southwest market where we are based and where we have historically had our most favorable overall results. We currently operate 31 retail sales centers and three sales offices in manufactured housing communities along with a marketing presence (displaying model homes and spec homes without an on-site sales office) in approximately 34 manufactured housing communities. We also operate three manufacturing plants, two of which produce new homes and the third refurbishes lender repossessions. Additionally, we operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to our customers. We also have a 51% ownership interest in a transport company that specializes in the transportation of manufactured and modular homes and offices. In addition, we have a 50% interest in a finance company, which specializes in providing chattel and land/home financing to our customers. In May 2002, we formed a mortgage brokerage venture, of which we own a 50% interest, to allow us to better control the placement of our traditional mortgage business and to realize a portion of the net profits relating to that business. Subsequent to June 27, 2003, we ceased operations in this mortgage brokerage venture and have focused on relationships with a broader base of mortgage lenders. Most recently, we have aligned with several subdivision developers to meet an emerging market segment in our core market region and to gain greater market share. Management believes that our regional vertical integration strategy, which derives multiple profit sources from each retail sale and provides better control over critical functions, will allow the Company to be more successful, over time, than would otherwise be the case.

INDUSTRY

     A manufactured home is a detached single-family residence that is constructed in a controlled factory environment and transported to a home site. Total retail sales of new manufactured homes in the United States were approximately $8.6 billion in 2002. From 1991 through 1998, the manufactured housing industry experienced a significant increase in the number of homes sold. Factory shipments increased from approximately 171,000 homes in 1991 to a cyclical high of approximately 373,000 homes in 1998. In 1999, 2000, 2001 and 2002 factory shipments declined to approximately 349,000, 251,000, 193,000 and 168,000 respectively. In 2002, manufactured homes accounted for approximately 15% of all new single-family homes completed in the United States, compared to approximately 23% in 1998 and 17% in 1991. Because of the lower cost of construction for manufactured homes compared to site-built homes, manufactured housing has historically served as one of the most affordable alternatives for the homebuyer. The average retail price of a new manufactured home in 2002 was $32.16 per square foot, as compared to $75.26 per square foot for a new site-built home, excluding land costs. In recent years, demand has shifted toward larger, multi-section homes, which accounted for approximately 78% of the manufactured homes produced in 2002.

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

     In addition to the changes in the chattel-lending environment described above, recent Texas legislation (the 77th Legislature's HB 1869, effective January 1, 2002) required any land/home package to be closed and financed in the same manner as a traditional mortgage financing for site-constructed housing. Chattel financing could be used only in cases where the home is sited on leased land. Chattel financing is simpler for customers to understand and faster to process than traditional mortgage financing. Effective June 18, 2003, SB 521 amended the provisions of HB 1869 to allow, at the owner's election, for chattel financing of a manufactured home that is sited on land owned by the home owner. We believe SB 521 should moderate the negative impact on manufactured home sales in Texas by allowing homeowners to use chattel financing if they wish. The recent availability of traditional mortgage financing (at generally lower interest rates) to qualified customers is also an important factor in future sales levels of manufactured homes.

DISTRIBUTION  CHANNELS

     We currently sell our products through various distribution channels. Most of our homes are sold through company-operated retail sales centers, and through on-site subdivision sales teams. We also sell homes to independent retailers and, most recently, to community developers. Retail franchise operations were discontinued as a part of the Company's reorganization. The following table sets forth, for the periods indicated, certain data for (i) shipments of homes manufactured by the Company to Company-operated retail sales centers and subdivisions and (ii) shipments of homes manufactured by the Company to independent retail sales centers and developers, and (iii) the current number of Company-operated retail sales centers:

                                                 YEAR    THREE MONTHS   NINE MONTHS    YEAR
                                                ENDED        ENDED         ENDED      ENDED
                                               JUNE 29,  SEPTEMBER 29,   JUNE 28,    JUNE 27,
                                                 2001        2001          2002        2003
                                               --------  -------------  -----------  --------
                                                    PREDECESSOR CO.         SUCCESSOR CO.
                                               -----------------------  ---------------------
Manufacturing shipments to Company-operated
  retail sales centers and subdivisions . . .     1,824            292        1,014       918
Manufacturing shipments to independent retail
  sales centers and community developers. . .     1,832             51          162       330
                                               --------  -------------  -----------  --------
  Total homes shipped . . . . . . . . . . . .     3,656            343        1,176     1,248
                                               ========  =============  ===========  ========

Company-operated retail sales centers and
  community sales offices at end of period. .        41             41           41        34


     We have sales offices in three manufactured housing communities and have a marketing presence (displaying model homes and spec homes without an on-site sales office) in approximately 34 manufactured housing communities. Each Company-operated retail sales center carries a broad selection of fully furnished and professionally decorated model homes displayed in a landscaped setting. Our professional sales staff receives continuous training on all of our products and services and is therefore able to provide customers with a positive buying experience. We also provide merchandising support and use regional print, radio and occasional television advertising to promote customer awareness and enhance the Company's quality image.

     In fiscal 2003, 79% of our new home retail sales were multi-section homes, and our average new home retail sales price was $55,230 compared to the industry average of $51,300. We currently operate 31 retail centers, of which 28 are in Texas, one is in Louisiana and two are in Oklahoma. In addition, we have sales offices in three manufactured housing communities and have a marketing presence (displaying model homes and spec homes without an on-site sales office) in approximately 34 manufactured housing communities.

     The following table sets forth, for the periods indicated, certain information relating to homes sold by Company-operated retail sales centers:

                                                  YEAR       THREE MONTHS     NINE MONTHS      YEAR
                                                 ENDED          ENDED            ENDED        ENDED
                                                JUNE 29,    ,SEPTEMBER 29,      JUNE 28      JUNE 27,
                                                  2001           2001            2002          2003
                                               ----------  ----------------  -------------  ----------
                                                      PREDECESSOR CO.             SUCCESSOR CO.
                                               ----------------------------  -------------------------
Average new home sales price. . . . . . . . .  $  54,832   $        51,403   $     53,584   $  55,230
Homes sold:
    New homes . . . . . . . . . . . . . . . .      2,499               373          1,001       1,010
    Previously-owned homes. . . . . . . . . .        964               149            555         564
Percentage of new homes sold:
    Single-section. . . . . . . . . . . . . .         29%               34%            28%         21%
    Multi-section . . . . . . . . . . . . . .         71%               66%            72%         79%
Percentage of new homes sold manufactured by:
    Company . . . . . . . . . . . . . . . . .         98%              100%            99%         99%
    Independent manufacturers . . . . . . . .          2%                0%             1%          1%

     Independent Retailers. Independent retailers typically operate one or more retail sales centers similar to those we may operate. They carry several display models as well as some homes in inventory. We currently sell to approximately 37 independent retailers and developers located in Colorado, Louisiana, New Mexico, Oklahoma and Texas. We believe our relations with existing independent retailers are good. We have no written agreements with our independent retailers, except for volume purchase discounts agreements, and either party may terminate the relationship at any time. We generally do not provide inventory financing arrangements for independent retailer purchases, nor do we consign homes. Consistent with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources under which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, we agree to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At June 27, 2003, the Company was at risk to repurchase approximately $1.2 million of manufactured homes and has provided for estimated net repurchase losses of approximately $0.2 million.

     Developers. We have recently expanded our distribution base through relationships with several builder-developers that are developing manufactured housing rental and owner communities in our market areas. In most of these instances, we have written agreements with the developer that define the number of homes we will supply, the specifications and prices of the homes and the nature of our relationship. In some cases we provide up to five model homes and assist, to varying degrees, in the marketing and sale of the homes and homesites. We believe this will be a growing segment of our business in the future and believe that our early, successful track record may provide us a competitive advantage over others in our industry.

     In March, 2003, the Company invested $50 for a 49.5% interest in Humble Springs LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of whom are affiliated with the Company. This venture will develop a new manufactured housing subdivision for homes to be rented and sold. We will be the exclusive supplier of homes to the project and will share in the development profits. We currently plan to enter into several other similar ventures with this same developer in the future.

MANUFACTURING

     We manufacture a broad selection of HUD-code homes ranging from traditional, lower-priced homes to distinctive, higher-priced homes. We have also started to produce modular (Industrialized Housing and Building or IHB-code) homes in our core market area. HUD-code homes conform to national construction standards promulgated and regulated by HUD. Modular homes conform to a different construction standard (IHB-code) and are generally less zoning restricted than HUD-code homes. We believe that the addition of modular homes broadens our potential markets and will allow us to sell more homes, over time, than by limiting our production and marketing strictly to HUD-code homes. Our new homes retail from $18,700 to $120,800, excluding land costs.

     The following table sets forth the total HUD code homes and the total modular (IHB-code) homes manufactured by our two Texas new-home facilities currently operating:

                           THREE MONTHS   NINE MONTHS    YEAR
                               ENDED         ENDED      ENDED
                           SEPTEMBER 29,   JUNE 28,    JUNE 27,
                               2001          2002        2003
                           -------------  -----------  --------

     HUD Code . . . . . .            340        1,163     1,164
     IHB (Modular) - Code              3           13        84
                           -------------  -----------  --------
       Total. . . . . . .            343        1,176     1,248
                           =============  ===========  ========

     By providing such a broad selection of homes, we believe we can meet the financial and aesthetic requirements of the full range of retail buyers. Additionally, we believe we offer high quality homes that incorporate more innovative architectural designs and features than are typically offered by our competitors. Over the past several years, as the demand for multi-section homes has increased, we have significantly increased our production of multi-section homes to 86% of total homes manufactured in fiscal 2003, up from 50% in fiscal 1994.

     The Company's manufacturing facilities generally operate on a one shift per day, five-day per week basis. At June 27, 2003, our two operating new-home production facilities had the capacity to produce approximately 20 floors per day, and the production rate was approximately nine floors per day (capacity figures are estimates of management). A floor is a single-section home or one section of a multi-section home. The following table sets forth the total homes and floors manufactured by the Company for the periods indicated:

                             YEAR    THREE MONTHS   NINE MONTHS    YEAR
                            ENDED        ENDED         ENDED      ENDED
                           JUNE 29,  SEPTEMBER 29,   JUNE 28,    JUNE 27,
                             2001        2001          2002        2003
                           --------  -------------  -----------  --------
                                PREDECESSOR CO.         SUCCESSOR CO.
                           -----------------------  ---------------------
Homes manufactured:
    Single-section. . . .       535            111          306       173
    Multi-section . . . .     3,121            232          870     1,075
                           --------  -------------  -----------  --------
Total homes manufactured.     3,656            343        1,176     1,248
                           ========  =============  ===========  ========

Total floors manufactured     6,777            575        2,046     2,319
                           ========  =============  ===========  ========

     The principal materials used in the construction of our homes include lumber and lumber products, gypsum wallboard, steel, aluminum, fiberglass, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Generally, the materials used in the manufacture of our homes are readily available at competitive prices from a wide variety of suppliers. Accordingly, we do not believe the loss of any single supplier would have a material adverse effect on our business. Our direct or variable costs of operations, however, can be significantly affected by the market-wide availability and pricing of raw materials.

     We generally build a home only after an order has been received and acceptable payment arrangements have been made. In accordance with industry practice, dealers can cancel orders prior to the commencement of production without penalty, and accordingly, the Company does not consider its backlog of orders from independent dealers to be firm orders. Because of the seasonality of the market for manufactured homes, the level of backlog at any time is not necessarily indicative of the expected level of future orders. Our backlog, as well as level of new orders from independent dealers, generally declines during the winter months (mid-November through February).

FINANCING

     In June 2000, we invested $2.4 million to provide one-half of the initial capitalization of Homestar 21, LLC ("Homestar 21"), which is a joint venture that is owned 50% by the Company and 50% by 21st Mortgage Corporation ("21st Mortgage"), a company not affiliated with us. Homestar 21 is a finance company, specializing in providing chattel and non-conforming land/home financing to our customers. We account for our investment in Homestar 21 using the equity method.

     In May 2002, we invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Homestar Mortgage"), which is a joint venture that is owned 50% by us and 50% by Home Loan Corporation ("Home Loan"), a company not affiliated with us. Homestar Mortgage is a mortgage broker/loan originator for ultimate loan placement with Home Loan and other mortgage banks. Homestar Mortgage bears no lending risk on loans it originates. We account for our investment in Homestar Mortgage using the equity method. In August 2003 (after year-end) we agreed, along with Home Loan, to cease operations in Homestar Mortgage and to develop a broader network of preferred lending relationships with several independent traditional mortgage lenders.

     To ensure that we remain fully competitive and have access to all retail financing products available, we maintain relationships with several independent mortgage and chattel retail lenders. These relationships are intended to spread the business more evenly among various lenders and to ensure that financing is available from several sources. We believe that these relationships afford us access to a broader range of competitive financing programs that, in turn, may result in increased retail sales.

INSURANCE

     Through our wholly owned subsidiary, Western Insurance Agency, Inc. ("Western"), we offer our retail customers a variety of insurance products, including property and casualty insurance, credit life insurance and extended service contracts. We act as the agent and earn commissions and profit-sharing bonuses, in favorable loss years, from insurance written for the purchasers of manufactured homes we sell.

     Through our wholly owned subsidiary, Lifestar Reinsurance Ltd. ("Lifestar") we underwrote the risk on credit life policies we sold. We elected to cease operations in Lifestar in May 2002 because the life insurance underwriting activity was producing steadily declining returns. Instead we will share in favorable loss experience, if any, as to the life insurance as well as the property and casualty insurance through new agreements between the insurers and Western.

TRANSPORTATION

     Roadmasters Transport Company, Inc. ("Roadmasters"), a 51% owned subsidiary, provides manufactured housing transportation services, including transportation of manufactured homes from our manufacturing facilities. Roadmasters operates through independent owner-operators, allowing us to cover a large geographic area with no investment in equipment. We believe that our controlling ownership interest in Roadmasters provides us better control over the delivery of homes to our retail sales centers and subdivisions and to independent retailers and developers, especially during peak sales and delivery periods, as well as to profit from each home shipment.

COMPETITION

     The manufactured housing industry is highly competitive. Competition with other housing manufacturers on both the manufacturing and retail levels is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Growth in manufacturing capacity during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the markets in which we compete. Overproduction of manufactured housing in these regions could lead to greater competition and result in decreased margins, which could have a material adverse effect on our results of operations.

     In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction and low cost mortgage financing, which continues to reduce the demand for manufactured homes. Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for manufactured homes have increased in recent years and there can be no assurance that repossession rates will not continue to increase, thereby adversely affecting our sales volume and profit margins. The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes that have greater financial resources than we have. We are not able to estimate the total number of retail and manufacturing competitors in our marketing area.

GOVERNMENT  REGULATION

     The Company's manufactured homes are subject to a number of federal, state and local laws and codes. Construction of manufactured homes is governed by the National Manufactured Home Construction and Safety Standards Act of 1974, as amended (the "MHCSS Act"), and the regulations issued by the Department of Housing and Urban Development ("HUD") thereunder, that establish comprehensive national construction standards. These regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Our manufacturing facilities and the plans and specifications of our manufactured homes have been approved by a HUD-designated inspection agency. Our homes are regularly inspected by an independent HUD-approved inspector for compliance during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes meet or surpass all present HUD requirements.

     We are also subject to the Texas Industrialized Housing and Buildings Act ("IHB"), which regulates the construction of modular buildings, both residential and commercial, and modular components in the State of Texas. We believe our modular homes meet or surpass all IHB requirements.

     Manufactured, modular and site-built homes are all typically built with particleboard, paneling and other products that contain various formaldehyde resins. HUD regulates the allowable concentration of formaldehyde in certain products used in manufactured homes and requires warnings to purchasers concerning formaldehyde-associated risks. Certain components of manufactured homes are subject to regulation by the Consumer Products Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency and other governmental agencies currently are re-evaluating the allowable standards for formaldehyde emissions. We use materials in our manufactured homes that meet the current HUD standards for formaldehyde emissions and believe that we otherwise comply with HUD and other applicable government regulations in this regard.

     The manufacturing operations of the Company are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in manufacturing industries, including independent contractors, to implement work practices, medical surveillance systems, and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. Regulations such as OSHA's Process Safety Management (PSM) standard require facility owners and their contractors to ensure that their employees are adequately trained regarding safe work practices and informed of known potential hazards. We have established comprehensive programs for complying with health and safety regulations. While we believe that we operate our manufacturing facilities safely and prudently, there can be no assurance that accidents will not occur or that we will not incur liability in connection with the operation of our business.

     Our operations are also subject to the provisions of the Texas Manufactured Housing Act, the Consumer Credit Act and the Truth-in-Lending Act, as well as local zoning and housing regulations. A number of states require manufactured home producers and retailers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation and must be complied with by the dealer or other person installing the home. The operations of Roadmasters and Western are subject to regulation by various federal, state and local authorities.

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

     We are also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which we collect payments on installment sale contracts, and the Magnuson-Moss Warranty-Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products Our collection activities and warranties are also subject to state laws and regulations.

     The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

     Our operations are also subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. We are not aware of any pending litigation to which we are a party or any claims that may result in significant contingent liabilities related to environmental pollution or asbestos. In addition, we do not believe we will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on our results of operations or financial condition.

     A significant portion of the Company's manufacturing labor force includes persons who are not U.S. citizens, and we are subject to the regulations of the Immigration and Naturalization Service ("INS"). We adhere to the procedures required for the prevention of the hiring of illegal aliens, but, nonetheless, we have from time to time experienced losses of a portion of our labor force due to INS investigative operations and these losses have temporarily decreased production at the affected manufacturing facilities.

     In general, legislation is proposed from time to time that, if enacted, would significantly affect the regulatory climate for manufactured and modular homes. At present, it is not possible to predict what, if any, changes or legislation may be adopted or the effect any such changes or legislation may have on the Company or the manufactured housing industry as a whole.

EMPLOYEES

     At June 27, 2003, we employed 672 people, compared to 770 at June 28, 2002. Of our 672 employees, 217 were employed in retail, 375 in manufacturing, 34 in transportation, 9 in insurance, and 37 in executive and administrative positions. We do not have any collective bargaining agreements and have not experienced any work stoppages as a result of labor disputes. We consider our employee relations to be good.

     A significant portion of the total potential compensation of senior and middle management of the Company is derived from incentive bonuses based on the operating income of the operating unit for which such management is responsible, as well as the attainment of Company-wide performance objectives. Many of our managers are participants in the option grants of Series M common stock under the Company's 2001 Management Incentive Program established by the Plan.

RISKS  RELATING  TO  OUR  BUSINESS

     If any of the following risks actually occur or worsen, they could materially adversely affect our business, financial condition or operating results.

EXCESS INVENTORIES AMONG RETAILERS COULD CONTINUE TO HAVE A NEGATIVE EFFECT ON OUR SALES VOLUME AND PROFIT MARGINS.

     The level of manufactured housing inventories and the existence of repossessed homes in the market can have a significant impact on manufacturing shipments and operating results, as evidenced in the manufactured housing industry during the past three years. There is currently an imbalance among the number of retail dealers, industry retail inventories and consumer demand for manufactured homes. Considering current retail demand, it is estimated that there may be as much as a six-month supply of manufactured homes in retailer inventories industry-wide. Competition from resales of repossessed homes has further extended this inventory adjustment period as more liberal lending standards in the past resulted in loans to less-creditworthy customers. Many of these customers are defaulting on these loans and the lenders are repossessing the customers' homes and reselling them at prices often significantly below the retail price of a new home, thereby increasing competition for manufacturers of new homes. If these trends were to continue, or if retail demand were to significantly weaken further, the excess inventory supply could result in intense price competition and pressure on profit margins within the industry and could have an adverse impact on our operating results.

THE CURRENT DOWNTURN IN THE MANUFACTURED HOUSING INDUSTRY HAS ADVERSELY AFFECTED OUR OPERATING RESULTS. IF THE CURRENT DOWNTURN DOES NOT REVERSE, OUR SALES COULD DECLINE AND WE MAY SUFFER FURTHER LOSSES.

     Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments, tightened consumer credit standards, excess retail locations and inventory, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built home buyers, a reduced number of consumer and floor plan lenders, and reduced floor plan availability in the industry. According to the Manufactured Housing Institute, factory shipments declined from a cyclical high of approximately 373,000 homes in 1998 to 168,000 in 2002. If the current downturn in the industry continues, our sales could continue to decline and we may incur further losses including additional closures or consolidations of existing operations.

OUR BUSINESS IS SEASONAL AND CYCLICAL AND THIS LEADS TO FLUCTUATIONS IN SALES, PRODUCTION AND OPERATING RESULTS.

     We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our business. Demand in the manufactured housing industry generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. The industry in which we operate is highly cyclical and there can be substantial fluctuations in our manufacturing shipments, retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. We are affected by interest rates for manufactured homes and for sited homes and the availability of financing for manufactured housing products, both of which have had an adverse effect on our business in the past two fiscal years. Unemployment trends, consumer confidence, general economic conditions and effects on consumers from terrorist actions may also affect our business.

TIGHTENED CREDIT STANDARDS, CURTAILED LENDING ACTIVITY, TIGHTENED TERMS AND INCREASED INTEREST RATES AMONG CONSUMER LENDERS HAVE REDUCED OUR SALES. IF CONSUMER FINANCING WERE TO BECOME FURTHER CURTAILED OR UNAVAILABLE WE COULD EXPERIENCE FURTHER SALES DECLINES.

     The consumers who buy our homes have historically secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, governmental regulations and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan term than a consumer seeking to finance the purchase of land and the home. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built homes. Since 1999, consumer lenders have tightened the credit underwriting standards and loan terms and increased interest rates for loans to purchase manufactured homes, which have reduced lending volumes and caused our sales to decline. Conseco, Inc. has historically been one of the largest consumer lenders in the manufactured housing industry. In October 2002, Conseco discontinued providing financing for the manufactured housing industry and filed a petition for bankruptcy in December 2002. The poor performance of portfolios of manufactured housing consumer loans in recent years has made it more difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. If consumer financing for manufactured homes were to become further curtailed or unavailable, we would likely experience further retail and manufacturing sales declines.

REDUCED NUMBER OF FLOOR PLAN LENDERS AND REDUCED AMOUNT OF CREDIT ALLOWED MAY AFFECT OUR ABILITY TO INVENTORY NEW HOMES.

     During 2002 the industry's two largest floor plan lenders, Conseco and Deutsche Financial Services who recently provided as much as approximately 45% of the industry's wholesale financing, exited the business thereby reducing the amount of credit available to industry retailers. The remaining floor plan lenders or new floor plan lenders entering the industry may change the terms of their loans as compared to the traditional terms of industry floor plan loans. These changes could include higher interest rates, smaller advance rates, earlier or more significant principal payments or longer repurchase periods for the manufacturers. Although our floor plan debt levels are very low today, further reductions in the availability of floor plan lending may adversely affect our ability to carry a sufficient inventory level of new homes when our current line matures in October 2004.

WE ARE AFFECTED BY OUR ABILITY TO SECURITIZE OR FUND LOANS.

     We offer chattel and non-conforming land home mortgage loans to our customers through Homestar 21. Homestar 21 in the past has entered into asset-backed securitization transactions to obtain longer term funding for these loans. The asset-backed securitization market for manufactured housing lenders has continued to deteriorate in the past year in terms of access to the markets as well as pricing and credit enhancement levels. If Homestar 21 is unable to securitize its loans on terms that are economical, it will be required to seek other sources of long term funding.

WE ARE AFFECTED BY THE ABILITY OF OUR CUSTOMERS TO REPAY THEIR LOANS.

     Homestar 21 makes loans to borrowers that it believes are creditworthy based on its credit guidelines. These customers may experience adverse employment, financial, or life circumstances that affect their ability to repay their loans. If customers do not repay their loans, the profitability and cash flow from the loan portfolio could be adversely affected.

THE  MANUFACTURED  HOUSING  INDUSTRY  IS  HIGHLY  COMPETITIVE  AND  SOME  OF OUR
COMPETITORS HAVE STRONGER BALANCE SHEETS AND CASH FLOW, AS WELL AS GREATER ACCESS TO CAPITAL, THAN WE DO. THE RELATIVE STRENGTH OF OUR COMPETITORS COULD
RESULT IN DECREASED SALES VOLUME AND EARNINGS FOR US, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The manufactured housing industry is highly competitive. Competition with other housing manufacturers on both the manufacturing and retail levels is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Growth in manufacturing capacity during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the markets in which we compete. Overproduction of manufactured housing in these regions could lead to greater competition and result in decreased margins, which could have a material adverse effect on our results of operations. In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction financing, and this reduces the demand for manufactured homes. Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for manufactured homes have increased in recent years and there can be no assurance that repossession rates will not continue to increase, thereby adversely affecting our sales volume and profit margins. The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes that have greater financial resources than we have. This could adversely affect our business.

OUR MARKET IS THE SOUTHWEST REGION WITH OUR PRIMARY FOCUS IN TEXAS, AND A DECLINE IN DEMAND IN THAT AREA COULD HAVE A MATERIAL NEGATIVE EFFECT ON SALES.

     A disproportionate decrease in general economic conditions in the Southwest region of the U.S. versus other areas of the country would have a material adverse effect on our results of operations.

THE LOSS OF OUR EXECUTIVE OFFICERS COULD REDUCE OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

     American Homestar is dependent on the services and performance of our executive officers, including our President and Chief Executive Officer, Finis
F. Teeter. The loss of the services of one or more of our executive officers could have a material adverse effect upon the Company's business, financial condition and results of operations, at least in the short term.

OTHER  INFORMATION  ABOUT  THE  COMPANY

     The  Company  is  subject  to  the reporting requirements of the Securities
Exchange Act of 1934. During our reorganization, we did not prepare or file annual or quarterly reports with the Securities and Exchange Commission ("SEC") but instead filed Monthly Operating Reports with the Bankruptcy Court, as required by the Bankruptcy Code. We also filed our Monthly Operating Reports, our confirmed Plan and our audited Fresh-Start balance sheet with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington D.C. 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website, http://www/sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website is www.americanhomestar.com.

ITEM  2.  PROPERTIES

     At June 27, 2003, we operated two new home manufacturing facilities and one refurbishment facility in Texas, 31 retail sales centers, three sales offices in manufactured housing communities and an administrative office. Twenty one of the retail sales centers and the administrative office are leased under various noncancellable operating leases with varying monthly payments and varying expiration dates through March 2007. We own the remaining ten retail sales centers. Our retail sales centers consist of tracts of land, ranging generally from 2.5 to 7.0 acres, on which manufactured homes are displayed, each with a sales office containing approximately 2,000 square feet of office space. Our retail sales centers are located in three states as follows: Louisiana (1), Oklahoma (2), and Texas (28), along with three sales offices in manufacturing housing communities in Texas. We believe that all facilities are adequately maintained and suitable for their present use.

     We own all of our manufacturing facilities (including those classified as assets held for sale) and substantially all of our manufacturing equipment, fixtures, furniture and office equipment. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                                        DATE OPENED OR   BUILDING
          LOCATION                                         ACQUIRED     SQUARE FEET
          Active facilities:
          Fort Worth, Texas. . . . . . . . . . . . . .  June 1985           137,000
          Lancaster, Texas . . . . . . . . . . . . . .  December 1992        86,600
          Burleson, Texas. . . . . . . . . . . . . . .  May 1993             94,500

          Idle facilities reported as assets held for
           sale:
          Henderson, North Carolina. . . . . . . . . .  September 1996       70,000
          Brilliant, Alabama . . . . . . . . . . . . .  June 1997           127,500
          Lynn, Alabama. . . . . . . . . . . . . . . .  June 1997           150,000
          Pendleton, Oregon (1). . . . . . . . . . . .  September 1996      146,000

          (1) Currently leased to a third party

ITEM  3.  LEGAL  PROCEEDINGS

     On the Effective Date of the Plan, most pending claims against the Company were discharged and an injunction was issued barring any future claims arising from events that occurred prior to October 3, 2001. In a few cases, litigation has been reinstated solely for the purpose of determining the amount of a general unsecured claim against the Company or a claim to be paid by the Company's insurers. Since the Effective Date, there have been no other pending legal proceedings, except for normal routine litigation incidental to the business, which management believes is not material to our business or financial condition.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     Under the terms of the Plan, all equity interests in the Company were cancelled as of October 3, 2001, the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded, on the NASDAQ National Market, under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. As of September 23, 2003, there were 204 specific record holders of the Company's Series C common stock, which holders have been issued 6,780,364 shares of Series C common stock. The remaining 3,219,636 shares are deemed issued and being held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The remaining shares of Series C common stock will continue to be issued on an incremental basis as the Bankruptcy court enters orders allowing and disallowing claims that have been filed in the Company's bankruptcy case until all 10 million shares of Series C common stock are issued. We expect the claims process to be completed by April 2004.

     The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of September 23, 2003.

All shares of the Company's new common stock are restricted as to sale through April 2004. There have been no sales of Series C or Series M common stock, and no quotations for such shares have been published on any securities market.

DIVIDEND  POLICY

     American Homestar has not paid any cash dividends on its common stock since it became a public reporting company. The Board of Directors intends to retain any future earnings generated by the Company to support and finance operations and does not intend to pay cash dividends on our common stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board and will depend upon a number of factors such as the Company's earnings levels, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors. The terms of certain indebtedness of the Company may or may not restrict the Company's ability to pay dividends or make additional distributions.


SALES  OF  UNREGISTERED  SECURITIES

     We have had no sales of unregistered securities during the last three years.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The financial information set forth under Statement of Operations Data and Balance Sheet Data for the fiscal period ended May 1999, the one month ended June 30, 1999, and the fiscal year ended June 30, 2000, and as of the reporting periods then ended, was derived from the Consolidated Financial Statements of the Company (and its subsidiaries), which financial statements have been audited by KPMG LLP, independent certified public accountants. The financial information set forth under Statement of Operations Data and Balance Sheet Data for the fiscal period ended June 29, 2001, three months ended September 29, 2001, nine months ended June 28, 2002 and fiscal period ended June 27, 2003 have been audited by Mann Frankfort Stein & Lipp CPAs, L.L.P., independent certified public accountants. The Consolidated Financial Statements for the fiscal period June 29, 2001, three month period ended September 29, 2001 and nine month period ended June 28, 2002 and fiscal period ended June 27, 2003 are included elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K (in thousands except per share data).

                                                                 YEAR      ONE MONTH       THREE MONTHS          NINE MONTHS
                                                                 ENDED       ENDED          YEARS ENDED            ENDED
                                                                                       ----------------------
                                                                 MAY 31,    JUNE 30,    JUNE 30,    JUNE 29,    SEPTEMBER 29,
                                                                  1999        1999        2000        2001          2001
                                                                ---------  ----------  ----------  ----------  ---------------
                                                                                       PREDECESSOR CO.
                                                                --------------------------------------------------------------
                                                                             (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Net sales . . . . . . . . . . . . . . . . . . . . . . . . .  $612,086   $  49,272   $ 532,634   $ 217,375   $       21,107
   Other revenues. . . . . . . . . . . . . . . . . . . . . . .    41,957       3,493      41,402      24,399            5,137
                                                                ---------  ----------  ----------  ----------  ---------------
         Total revenues. . . . . . . . . . . . . . . . . . . .   654,043      52,765     574,036     241,774           26,244
                                                                ---------  ----------  ----------  ----------  ---------------

Costs and expenses:
   Cost of sales . . . . . . . . . . . . . . . . . . . . . . .   477,717      40,214     446,378     174,999           16,086
   Selling, general and administrative . . . . . . . . . . . .   134,682      12,487     153,769      77,948           10,290
   Restructuring charges, goodwill and asset
      impairments(1) . . . . . . . . . . . . . . . . . . . . .        --          --      22,097     139,216
                                                                ---------  ----------  ----------  ----------  ---------------
         Total costs and expenses. . . . . . . . . . . . . . .   612,399      52,701     622,244     392,163           26,376
                                                                ---------  ----------  ----------  ----------  ---------------

         Operating income (loss) . . . . . . . . . . . . . . .    41,644          64     (48,208)   (150,389)            (132)
Interest expense . . . . . . . . . . . . . . . . . . . . . . .   (13,845)     (1,487)    (18,366)    (11,231)            (214)
Other income (expense) . . . . . . . . . . . . . . . . . . . .       110          19        (566)        813               88
                                                                ---------  ----------  ----------  ----------  ---------------
         Income (loss) before items shown
            below. . . . . . . . . . . . . . . . . . . . . . .    27,909      (1,404)    (67,140)   (160,807)            (258)
Reorganization items:
   Fresh-Start adjustments . . . . . . . . . . . . . . . . . .        --          --          --          --           18,863
   Reorganization costs. . . . . . . . . . . . . . . . . . . .        --          --          --      (2,796)          (1,433)
                                                                ---------  ----------  ----------  ----------  ---------------
         Income (loss) before items shown
            below. . . . . . . . . . . . . . . . . . . . . . .    27,909      (1,404)    (67,140)   (163,603)          17,172
Income tax expense (benefit) . . . . . . . . . . . . . . . . .    11,472        (462)    (20,141)     16,239               20
                                                                ---------  ----------  ----------  ----------  ---------------
         Income (loss) before items shown
            below. . . . . . . . . . . . . . . . . . . . . . .    16,437        (942)    (46,999)   (179,842)          17,152
Earnings (losses) in affiliates. . . . . . . . . . . . . . . .     1,602          49        (350)        492              145
Minority interest in income of consolidated
   subsidiaries . . . . . . . . . . . . . . . . . . . . . . .        (98)        (20)       (242)        142              (50)
                                                                ---------  ----------  ----------  ----------  ---------------
         Income (loss) before items shown
            below. . . . . . . . . . . . . . . . . . . . . . .    17,941        (913)    (47,591)   (179,208)          17,247
Extraordinary item, net of income tax benefit(2) . . . . . . .        --          --          --          --          139,310
                                                                ---------  ----------  ----------  ----------  ---------------
         Net income (loss) . . . . . . . . . . . . . . . . . .  $ 17,941   $    (913)  $ (47,591)  $(179,208)  $      156,377
                                                                =========  ==========  ==========  ==========  ===============

Earnings (loss) per share before extraordinary
   item - basic and diluted. . . . . . . . . . . . . . . . . .  $   0.96   $   (0.05)  $   (2.59)  $     N/A   $          N/A
Earnings (loss) per share - basic and diluted. . . . . . . . .  $   0.96   $   (0.05)  $   (2.59)  $     N/A   $          N/A
Weighted average shares outstanding - basic and
   diluted . . . . . . . . . . . . . . . . . . . . . . . . . .    18,669      18,586      18,423         N/A              N/A

BALANCE SHEET DATA (END OF FISCAL YEAR):
Working capital. . . . . . . . . . . . . . . . . . . . . . . .  $ 60,859   $     N/A   $  39,993   $  27,094   $       11,797
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .   439,316         N/A     362,233      96,352           76,606
Total borrowings . . . . . . . . . . . . . . . . . . . . . . .   216,845         N/A     208,176      24,462           21,102
Shareholders' equity . . . . . . . . . . . . . . . . . . . . .  $135,465   $     N/A   $  92,902   $ (91,327)  $       30,179


                                                               NINE MONTHS   YEAR
                                                                  ENDED      ENDED
                                                                 JUNE 28    JUNE 27,
                                                                  2002        2003
                                                                ---------  ----------
                                                                    SUCCESSOR CO.
                                                                ---------------------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Net sales . . . . . . . . . . . . . . . . . . . . . . . . .  $ 64,234   $  71,847
   Other revenues. . . . . . . . . . . . . . . . . . . . . . .    18,584      20,293
                                                                ---------  ----------
         Total revenues. . . . . . . . . . . . . . . . . . . .    82,818      92,140
                                                                ---------  ----------

Costs and expenses:
   Cost of sales . . . . . . . . . . . . . . . . . . . . . . .    52,184      63,878
   Selling, general and administrative . . . . . . . . . . . .    28,703      29,566
   Restructuring charges, goodwill and asset
      impairments(1) . . . . . . . . . . . . . . . . . . . . .        --          --
                                                                ---------  ----------
         Total costs and expenses. . . . . . . . . . . . . . .    80,887      93,444
                                                                ---------  ----------

         Operating income (loss) . . . . . . . . . . . . . . .     1,931      (1,304)
Interest expense . . . . . . . . . . . . . . . . . . . . . . .      (825)       (955)
Other income (expense) . . . . . . . . . . . . . . . . . . . .       245         363
                                                                ---------  ----------
         Income (loss) before items shown
            below. . . . . . . . . . . . . . . . . . . . . . .     1,351      (1,896)
Reorganization items:
   Fresh-Start adjustments . . . . . . . . . . . . . . . . . .        --          --
   Reorganization costs. . . . . . . . . . . . . . . . . . . .        --          --
                                                                ---------  ----------
         Income (loss) before items shown
            below. . . . . . . . . . . . . . . . . . . . . . .     1,351      (1,896)
Income tax expense (benefit) . . . . . . . . . . . . . . . . .       247         282
                                                                ---------  ----------
         Income (loss) before items shown
            below. . . . . . . . . . . . . . . . . . . . . . .     1,104      (2,178)
Earnings (losses) in affiliates. . . . . . . . . . . . . . . .       409         606
Minority interest in income of consolidated
   subsidiaries  . . . . . . . . . . . . . . . . . . . . . . .      (249)       (242)
                                                                ---------  ----------
         Income (loss) before items shown
            below. . . . . . . . . . . . . . . . . . . . . . .     1,264      (1,814)
Extraordinary item, net of income tax benefit(2) . . . . . . .        --          --
                                                                ---------  ----------
         Net income (loss) . . . . . . . . . . . . . . . . . .  $  1,264   $  (1,814)
                                                                =========  ==========

Earnings (loss) per share before extraordinary
   item - basic and diluted. . . . . . . . . . . . . . . . . .  $   0.13   $   (0.18)
Earnings (loss) per share - basic and diluted. . . . . . . . .  $   0.13   $   (0.18)
Weighted average shares outstanding - basic and
   diluted . . . . . . . . . . . . . . . . . . . . . . . . . .    10,000      10,000

BALANCE SHEET DATA (END OF FISCAL YEAR):
Working capital. . . . . . . . . . . . . . . . . . . . . . . .  $ 32,134   $  33,370
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .    92,749      70,935
Total borrowings . . . . . . . . . . . . . . . . . . . . . . .    21,703       7,398
Shareholders' equity . . . . . . . . . . . . . . . . . . . . .  $ 49,813   $  48,905

________________________________
(1) Restructuring charges, goodwill and asset impairments related to the closing or idling of manufacturing plants and restructuring of the Company's retail operations in fiscal 2000. Such changes increased the diluted loss per share by $0.81 for fiscal 2000. Restructuring charges, goodwill and asset impairments related to the closing or idling of manufacturing plants and non-core retail operations in fiscal 2001.
(2)  Extraordinary  gain  for  forgiveness  of  debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     American Homestar is a regional vertically integrated manufactured housing company with operations in manufacturing, retailing, home transportation services, home financing and insurance. Our principal operations are located in Texas, although we also sell our products in neighboring states. We manufacture a wide variety of manufactured homes from two of our three manufacturing facilities. The third manufacturing facility is primarily engaged in refurbishing manufactured homes obtained through lender repossessions.

     Our products are sold through 31 Company-operated retail sales centers in Texas, Louisiana and Oklahoma, Company-operated sales offices in three manufactured housing communities in Texas, several developer-operated sales centers in manufactured housing communities, and several independent dealers. In addition, we facilitate both chattel and land-home installment financing by purchasers of manufactured homes from our retail sales centers. We also offer retail customers a variety of insurance products, including property casualty insurance, credit life insurance and extended warranty coverage through both Company-operated retail sales centers and certain independent retailers. We also offer transportation services to our customers.

REORGANIZATION

     On January 11, 2001, American Homestar Corporation and 21 of our subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization (the "Plan") of the Company and its subsidiaries. On October 3, 2001 (the "Effective Date"), all conditions required for the effectiveness of the Plan were met, and the Plan became effective, and the Company and our subsidiaries emerged from bankruptcy.

SUMMARY  OF  PLAN

     Under the terms of the Plan, we maintained our ongoing business operations primarily in Texas, Louisiana and Oklahoma, and continued sales to independent dealers in New Mexico, Arkansas and Colorado. We continued to use our manufacturing facilities in North Texas and to operate approximately 40 retail store operations. Subsequent to our emergence from bankruptcy, we have reduced the number of retail stores we operate to 31 stores. Moreover, through affiliated entities that were not subject to the Plan, we continued our insurance, financial services and transportation lines of business.

     Treatment of Equity. Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. The Company has issued 10 million shares of Series C common stock and 100 shares of Series M common stock. As of June 27, 2003, 4,869,250 shares of Series C common stock had been issued to specific shareholders with allowed claims and 5,130,750 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. Since June 27, 2003, we have issued 1,111,114 additional shares of Series C common stock pursuant to the claims process, and 3,219,636 shares of the 10 million remain to be issued. We expect the claims process to be completed by April 2004. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 27, 2003 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. Options for 4,899,900 shares have been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of June 27, 2003, options for 969,980 shares of Series M common stock have vested.

     Treatment of Administrative and Priority Claims (other than tax claims). The Bankruptcy Code sets forth various types of claims that are entitled to priority treatment. These priority claims include, among others, the costs of administration incurred during the bankruptcy case, certain consumer claims and certain employee claims. Under the terms of the Plan, we paid the priority claims allowed by the Bankruptcy Code in cash and in full.

     Tax Claims. The Bankruptcy Code allows certain tax claims to be paid over a period of up to 72 months following the date of the assessment of those taxes. The Plan authorizes the Company and its subsidiaries to pay tax claims over a period of up to 60 months, with interest.

     Unsecured Claims. Under the terms of the Plan, holders of unsecured claims of $10,000 or less were given varying options, depending upon the entity owing the unsecured claim. In general, most holders of such claims were entitled to receive a small payment in cash (typically 10% or 20% of the amount of their claim). Certain of our affiliates have discontinued or will discontinue doing business with us under the terms of the Plan. Holders of unsecured claims against discontinued entities could accept a pro rata distribution once the liquidation value of the subsidiary is determined. Very few creditors have elected this option. The typical holder of an allowed unsecured claim of more than $10,000 will receive shares of our Series C common stock. We will issue the shares without regard to which of our subsidiaries actually owed the claim.

     Miscellaneous Secured Claims. Under the terms of the Plan, we were given the option to return the collateral for secured claims or to pay secured claims over an extended period of time, with interest.

     Secured Claims by Primary Lender. As part of the Plan, the Company and several of its subsidiaries entered into a new financing arrangement with our principal secured lender. The arrangement provided for substantial debt forgiveness by the secured lender and for the extension of a 36-month revolving credit facility by the secured lender. The inventory credit line originally provided for borrowings up to a maximum limit of $38 million, although the available amount under the loan varied based on various covenants and other requirements. Maximum borrowings peaked at approximately $21 million. Under the financing agreement, all net cash proceeds from the sale or lease of the Company's idle facilities have been deposited into a restricted cash collateral account, and those funds have been otherwise unavailable to the Company. In June 2003, we amended this inventory financing agreement with the lender to allow for a pay-down, using approximately $5.7 million held by the lender in the restricted cash collateral account. Proceeds from the future sale or lease of idle facilities will also be available for further debt reduction, under certain circumstances, at the Company's option. As part of this amendment, maximum borrowings under the inventory credit line were also voluntarily reduced to $12 million. The loan is secured by substantially all of the Company's inventory and real estate and by certain other assets. At June 27, 2003 the amount outstanding under this credit facility was approximately $6.8 million.

BASIS  OF  REPORTING

     Upon our emergence from bankruptcy protection in October 2001, we adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all of our assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, our accumulated deficit was eliminated and our capital structure was recast in conformity with the Plan, and, as of September 29, 2001, we have recorded the effects of the Plan and Fresh-Start Reporting. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan was not material. The adjustment to eliminate our accumulated deficit totaled $158 million, of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments.

     The reorganization value of our common equity of approximately $30 million, as of the Effective Date, was determined by an independent valuation and financial specialist after consideration of several factors and by using various valuation methods, including appraisals, cash flow multiples, price/earnings ratios and other relevant industry information. We have allocated our reorganization value to various asset categories pursuant to Fresh-Start accounting principles.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND GENERAL

     The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the 2003 presentation. We also own a 50% interest in two financing joint ventures (Homestar 21st, LLC and American Homestar Mortgage, L.P.) and a 49.5% interest in Humble Springs LTD, a land development joint venture, which are accounted for under the equity method of accounting.

     Our fiscal year ends on the Friday closest to June 30.

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

     Significant estimates were made to determine the following amounts reflected on our Balance Sheets:

     - Property Plant and Equipment, according to provisions for "Fresh-Start" Reporting, were reflected at their estimated fair market value at September 29, 2001, and are reflected at cost for additions subsequent to September 29, 2001, less accumulated depreciation for the period subsequent to September 29, 2001. The determination of periodic depreciation expense requires an estimate of the remaining useful lives of each asset.

     -    Assets  Held  For  Sale  are reflected at estimated fair market value.

     - Warranty Reserves include an estimate of all future warranty-related service expenses that will be incurred as to all homes previously sold that are still within their one-year warranty period. These estimates are based on average historical warranty expense per home, applied to the number of homes that are still under warranty.

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

     Premiums from credit life insurance policies reinsured by our credit life subsidiary, Lifestar Reinsurance, Ltd. ("Lifestar"), are recognized as revenue over the life of the policy term. Premiums are ceded to Lifestar on an earned basis. Lifestar ceased operations in May 2002.

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

PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment were reflected at management's estimate of fair market value at September 29, 2001, as required by Fresh-Start Reporting. Subsequent to September 29, 2001, additions are recorded at cost. Depreciation on property, plant and equipment is recorded using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the useful lives of the improvements or lease periods, whichever is shorter. We have four manufacturing plants and several non-core retail sales centers that are not in operation that are classified as assets held for sale and are reflected at management's estimate of net realizable value.

     We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 144, which superceded SFAS No.
121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, we adjust the carrying values of such assets to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal years 2000 and 2001, we recorded long-term asset impairments of approximately $4.8 million in fiscal 2000 and approximately $38.8 million in fiscal 2001.

GOODWILL

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over periods ranging from 10 to 40 years. We assessed the recoverability of goodwill by determining whether the amortization of the goodwill balance over the remaining useful life could be recovered through undiscounted future operating cash flows of the acquired operations. Goodwill was adjusted to zero in connection with the restatement of assets and liabilities during our reorganization.

     In June 2000,we evaluated the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal year 2001, we recorded goodwill write-off of approximately $63.9 million.

INCOME  TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Because of our recent reorganization, all deferred tax assets (both short term and long term) have been fully reserved as their realization is contingent upon future taxable income.

RESERVES FOR FUTURE LOSSES ON CREDIT SALES

     The Company makes a current provision for estimated future losses on credit retail sales where we retain risk in the event of customer nonpayment of installment sales contracts. Typically, our period of exposure to loss does not exceed the first two installment payments on an individual contract. The amounts provided for estimated future losses on credit sales are determined based on our historical loss experience after giving consideration to current economic conditions. In assessing current loss experience and economic conditions, management may adjust the reserve for losses on credit sales related to prior years' installment sales contracts. All adjustments are recognized currently.

ACCRUED  WARRANTY  AND  SERVICE  COSTS

     We make a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of retail sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in cost of sales in the consolidated statements of operations. For the year ended June 29, 2001, the three months ended September 29, 2001, the nine months ended June 28, 2002, and the year ended June 27, 2003, warranty and service costs were $ 10.6 million, $0.7 million, $2.0 million, and $2.0 million respectively.

EARNINGS  PER  SHARE

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. Options granted under the our 2001 Management Incentive Program are not reflected in diluted earnings per share as there have been no sales and no quoted bid and asked prices for our stock. Per share data for periods ended June 29, 2001, and September 29, 2001, have been omitted as the Company was in bankruptcy during these periods and the amounts do not reflect the current capital structure.

FINANCIAL  INSTRUMENTS

     Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We believe that the carrying amounts of our current assets, current liabilities and long-term debt approximate the fair value of such items.

CASH  EQUIVALENTS

     Cash equivalents consist of short-term investments with an original maturity of three months or less, money market accounts and cash in transit from financial institutions. Cash in transit from financial institutions presents no risk to the Company regarding collectibility and is typically received within two business days of month end.

CONCENTRATION  OF  CREDIT  RISK

     We maintain cash in several bank accounts, which at times exceed federally insured limits. We monitor the financial condition of the banks where we maintain accounts and we have experienced no losses associated with these accounts.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, and its adoption has not had a material impact on our financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002, and its adoption has not had a material impact on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the accounting for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001, and its adoption has not had a material impact on our financial condition or results of operations.

      In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of Statement No. 4 and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and its adoption has not had a material impact on our financial condition or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 will have a material effect on our financial condition or results of operations.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation using the intrinsic method as permitted by SFAS 123 and prominently disclose the additional information required by SFAS 148 in our annual and interim reports.

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operation.

RESULTS  OF  OPERATIONS

     The results of operations and cash flows for the three months ended September 29, 2001, include operations prior to the Company's emergence from Chapter 11 proceedings and do not take into account the effects of Fresh-Start Reporting. The results of operations and cash flows for the nine months ended June 28, 2002, include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Predecessor Company" for periods prior to September 29, 2001, and as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the twelve months ended June 27, 2003 for the Successor Company are not comparable to the results of operations and cash flows for the twelve months ended June 28, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and nine months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

     In connection with our reorganization, we have significantly downsized our operations and have focused on our core Southwest market, where the Company is based and where we have historically had our most favorable overall results. We currently operate 31 retail sales centers and three sales offices in manufactured housing communities, along with a marketing presence (displaying model homes and spec homes without an on-site sales office) in approximately 34 manufactured housing communities. We operate three manufacturing plants, two of which produce new homes and the third is used to refurbish lender repossessions. We operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to our customers and, from March 1995 to May 2002 operated a reinsurance company, which reinsured the credit life and extended warranty policies sold, which allowed the Company to participate in additional homeowner insurance profits in years where losses were lower than expected. We have a 51% ownership interest in a transport company, which specializes in the transportation of manufactured homes, modular homes and offices. In customer finance, we have a 50% interest in a finance company which specializes in providing chattel and land/home financing to the Company's customers and a 50% interest in a mortgage brokerage business which allows us to better control the placement of our traditional mortgage business and to realize a portion of the net profits related to this business. Management believes that its vertical integration strategy, deriving multiple profit sources from each retail sale, will allow the Company to be more successful, over time, than would otherwise be the case.

     Two significant events have, in our opinion, had a dampening effect on new home sales and revenues since January 2002. The withdrawal of several retail lenders from the national market has had the effect of tightening credit standards applied to potential new home buyers and, at least temporarily, reduced total potential demand for new homes. Some previously qualified new homebuyers are currently able to purchase lender repossessions but are not currently eligible for new home financing. In addition, Texas legislation (HB
1869) effective January 1, 2002, required any land/home package to be closed and financed in a fashion nearly identical to traditional mortgage financing for site-constructed housing. This legislation led to a much longer and more complex credit approval and loan closing cycle than existed prior to January 1, 2002. While this change did not necessarily result in a lower overall demand for manufactured housing in Texas, it had the effect of lengthening the sales closing and revenue recognition process from an average of 45-60 days to an average of more than 100 days. As a result, management believed that the Company realized less revenue during the six months ended June 28, 2002, and the year ended June 27, 2003, than would have otherwise been the case without lender withdrawal from the industry and the Texas law change. Effective June 18, 2003, SB 521 amended the provisions of HB 1869 to allow for chattel financing, at the owner's option, of a manufactured home that is sited on land owned by the home owner. We believe SB 521 should moderate the negative impact on manufactured home sales in Texas caused by HB 1869. If the lending environment remains stable, management believes that sales and revenues will gradually improve over current levels as the sales-in-process mature toward the longer closing and completion cycle and as our retail sales team adjusts to these new lender and industry dynamics. We believe that most of our competition in our core market region experienced similar market pressures and has reduced both retail and manufacturing capacity. We also believe that the Company is postured to take advantage of these changes because we are reorganized and no longer distracted by the same relative leverage positions and operational challenges as much of our competition. While we believe that market share gains will be gradual but steady, there is no assurance that these gains will materialize.

     The following table summarizes certain key sales statistics for the Company for the periods indicated:

                                                                 YEAR      THREE MONTHS     NINE MONTHS      YEAR
                                                                ENDED          ENDED           ENDED        ENDED
                                                               JUNE 29,    SEPTEMBER 29,     JUNE 28,      JUNE 27,
                                                                 2001          2001            2002          2003
                                                              ----------  ---------------  -------------  ----------
                                                                    Predecessor Co.              Successor Co.
                                                              ---------------------------  -------------------------
Company-manufactured new homes sold at retail. . . . . . . .      2,447              373            994         999
Total new homes sold at retail through retail sales centers.      2,499              373          1,001       1,010
Internalization rate (1) . . . . . . . . . . . . . . . . . .         98%             100%            99%         99%
Previously-owned homes sold at retail. . . . . . . . . . . .        964              149            555         564
Average retail selling price - new homes (HUD code). . . . .  $  54,823   $       51,403   $     53,584   $  55,230
Company-operated retail sales centers and community sales
   offices at end of period. . . . . . . . . . . . . . . . .         41               41             41          34
Total manufacturing shipments. . . . . . . . . . . . . . . .      3,656              343          1,176       1,248
Manufacturing shipments to independent retail sales centers
   and developers. . . . . . . . . . . . . . . . . . . . . .      1,832               51            162         330

_______________________________
(1) The proportion of new homes manufactured by the Company that are sold by Company-operated retail sales centers.

     The following table summarizes our historical operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                YEAR      THREE MONTHS   NINE MONTHS     YEAR
                                                ENDED        ENDED          ENDED        ENDED
                                              JUNE 29,   SEPTEMBER 29,     JUNE 28,    JUNE 27,
                                                2001          2001           2002        2003
                                              ---------  --------------  ------------  ---------
                                                    Predecessor Co.           Successor Co.
                                              -------------------------  -----------------------
Total revenues . . . . . . . . . . . . . . .     100.0%          100.0%        100.0%     100.0%
Gross profit . . . . . . . . . . . . . . . .      27.6%           38.7%         37.0%      30.7%
Selling, general and administrative expenses
      before acquisition costs . . . . . . .      32.2%           39.2%         34.7%      32.1%
Restructuring costs. . . . . . . . . . . . .      57.6%             --            --         --
Operating income . . . . . . . . . . . . . .    (62.2%)          (0.5%)          2.3%     (1.4)%
Income before income taxes and extraordinary
      item . . . . . . . . . . . . . . . . .    (67.7%)         (65.4%)          1.6%     (2.1)%
Income before extraordinary item . . . . . .    (74.1%)         (65.7%)          1.5%     (2.0)%
Net income . . . . . . . . . . . . . . . . .    (74.1%)          595.5%          1.5%     (2.0)%

     Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre- and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the periods indicated.

NINE MONTHS ENDED JUNE 27, 2003 COMPARED TO NINE MONTHS ENDED JUNE 28, 2002

      Net Sales. Net sales of manufactured homes were $53.3 million for the nine months ended June 27, 2003, compared to $64.2 million for the nine months ended June 28, 2002. The 17% decline in net sales was principally as a result of a decline in retail sales, generally consistent with the overall decline in new home sales in Texas and was partially offset by an increase in manufacturing wholesale shipments to independent dealers and developers and sales of special purchase homes by Roadmasters.

     Retail sales declined $15.3 million (or 26.3%). This decline was partially attributable to the closing of 10 retail centers, however, new home same store sales in the Company's core operations also declined 17% from an average of 24 new home sales per store for the nine months ended June 28, 2002, to an average of 20 new home sales per store for the nine months ended June 27, 2003. We believe that Texas law (HB 1869) and the exit of major lenders from the industry are major factors in the decline of new home same store and average sales in the nine months ended June 27, 2003.

     Manufacturing division sales to independent dealers and developers were $9.6 million in the nine months period ended June 27, 2003, compared to $6.4 million in the nine month period ended June 28, 2002. For the nine months ended June 28, 2002, substantially all sales were to independent dealers. For the nine months ended June 27, 2003, approximately 78% of manufacturing division shipments were to subdivision developers. We believe such sales to independent dealers and especially to subdivision developers will increase gradually over time, aided by reductions of competitor capacity in our regional market area and our recent emphasis on subdivision developer relationships and sales.

     Roadmasters, our transportation division, recorded manufactured homes sales of $1.0 million for the nine month period ended June 27, 2003. There were no such sales in the nine months ended June 28, 2002. These sales resulted from a bargain purchase of distressed manufactured home inventory and the nearly concurrent sale of the inventory to an existing Roadmasters' customer.

     Other Revenues. Other revenues were $13.4 million for the nine months ended June 27, 2003, compared to $18.6 million for the nine months ended June 28, 2002. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $4.0 million (or 80%) as a result of Lifestar Reinsurance Ltd. ("Lifestar"), which had contributed approximately $3.8 million in revenues for the nine months ended June 28, 2002, but ceased operations in May 2002. Transportation revenues also decreased approximately $1.0 million.

     Total Revenues. Total revenues, the individual components of which are discussed above, were $66.8 million in the nine months ended June 27, 2003, which is a decline of $16 million (or 19%) when compared to the nine months ended June 28, 2002.

     Cost of Sales. Cost of sales was $46.3 million (or 69.4% of revenues) for the nine months ended June 27, 2003, compared to $52.2 million (or 63% of revenues) for the nine months ended June 28, 2002. The 6% increase as a percent of revenues in cost of sales was partially attributable to Lifestar, which had operations in the prior year period, but ceased activity in May 2002. Excluding Lifestar revenues for the nine months ended June 28, 2002, would have resulted in a cost of sales of 66% versus the 63% reported for said period. The remaining 3% increase in cost of sales was the result of an increase in retail cost of sales partially offset by lower cost of sales in the Company's manufacturing operation.

     Cost of sales for homes sold at retail, expressed as a percentage of retail revenues, increased 2.3% for the nine months ended June 27, 2003, compared to the nine months ended June 28, 2002. Cost of sales in the nine months ended June 28, 2002, were lower as a result of a higher proportionate sales of discounted inventory (both new and used), which we were was able to purchase on the open market as well as from its secured lender as a part of our reorganization.

     Cost of sales for homes sold to independent dealers and subdivision developers, expressed as a percentage of manufacturing revenues, decreased 0.5% in the nine months ended June 27, 2003, compared to the nine months ended June 28, 2002, primarily as a result of lower material costs.

     Cost of sales for our transportation operations, expressed as a percentage of transportation revenues, were approximately the same for the nine months ended June 27, 2003, and June 28, 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $21.6 million (or 32% of revenues) in the nine months ended June 27, 2003, compared to $28.7 million (or 35% of revenues) in the nine months ended June 28, 2002. The decrease is related to costs associated with Lifestar, which ceased activities in May 2002, and to reduced variable expenses as a result of lower retail sales and to reduced fixed expenses through the consolidation and reduction of under-performing retail sales centers.

     Interest Expense. Interest expense was $0.7 million for the nine months ended June 27, 2003, and $0.8 for the nine months ended June 28, 2002.

     Income Taxes. Income tax expense was $0.1 million (on pretax loss of $1.6 million) for the nine months ended June 27, 2003, compared to $0.2 million (on a pretax income of $1.4 million) for the nine months ended June 28, 2002. Tax expense in both periods relates to taxes attributable to our transportation operation, which files tax returns separately from our consolidated return.

     Earnings in affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC and American Homestar Mortgage, L.P. were $0.4 million and $0.1 million, respectively, for the nine months ended June 27, 2003, compared to $0.4 million for the nine months ended June 28, 2002, all generated by Homestar 21, as American Homestar Mortgage did not begin operations until November 2002.

     Minority Interests. We own 51% of our transportation operations and therefore consolidate (or include 100% of) the transportation company's results in our financial statements. Because we only benefit from 51% of the income, the remaining 49% is shown as a deduction on our consolidated income statement. This deduction was $0.1 for the nine months ended June 27, 2003, compared to $0.2 million for the nine months ended June 28, 2002.

YEAR ENDED JUNE 27, 2003 COMPARED TO YEAR ENDED JUNE 28, 2002

      Net Sales. Net sales of manufactured homes were $71.8 million for the year ended June 27, 2003, compared to $85.3 million for the year ended June 28, 2002. The 16% decline in net sales was principally the result of a decline in retail sales, generally consistent with the overall decline in new home sales in Texas. The decline in retail sales was partially offset by an increase in manufacturing wholesale shipments to independent dealers and developers and sales of special purchase homes by Roadmasters.

     Retail sales declined $17.8 million (or 23%). This decline was partially attributable to the closing of 10 underperforming retail centers during the year, however, new home same store sales in our core operations also declined 22% from an average of 36 new home sales per store for the year ended June 28, 2002, to an average of 28 new home sales per store for the year ended June 27, 2003. We believe that Texas law (HB 1869) and the exit of major lenders from the industry are major factors in the decline of new home same store and average sales in the year ended June 27, 2003.

     Manufacturing division sales to independent dealers and developers were $11.6 million for the year ended June 27, 2003, compared to $8.4 million for the year ended June 28, 2002. For the year June 28, 2002, substantially all sales were to independent dealers. For the year ended June 27, 2003, approximately 77% of manufacturing division sales were to subdivision developers. We believe such sales to independent dealers and especially to subdivision developers will increase gradually over time, aided by reductions of competitor capacity in our regional market area and our recent emphasis on subdivision developer relationships and sales.

     Roadmasters, the Company's transportation division, recorded manufactured homes sales of $1.0 million for the year ended June 27, 2003. There were no such sales in the year ended June 28, 2002. These sales resulted from a bargain purchase of distressed manufactured home inventory and the nearly concurrent sale of the inventory to an existing Roadmasters' customer.

     Other Revenues. Other revenues were $20.3 million for the year ended June 27, 2003, compared to $23.7 million for the year ended June 28, 2002. Insurance-related revenues in our agency and reinsurance operations declined approximately $6 million (or 70%) as a result of Lifestar Reinsurance Ltd. ("Lifestar"), which contributed approximately $5.8 million in revenues for the year ended June 28, 2002, but which ceased operations in May 2002. The decline in insurance revenues was partially offset by a $2.5 million (or 18%) increase in transportation revenues. Our transportation group expanded its operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

     Total Revenues. Total revenues, the individual components of which are discussed above, were $92.1 million in the year ended June 27, 2003, which is a decline of $16.9 million (or 16%) when compared to the prior year.

     Cost of Sales. Cost of sales was $63.9 million (or 69% of revenues) for the year ended June 27, 2003, compared to $68.3 million (or 63% of revenues) for the year ended June 28, 2002. The 6% increase (as a percent of revenues) in cost of sales was partially attributable to Lifestar, which had operations in the prior year period, but which ceased activity in May 2002. Excluding Lifestar revenues for the twelve months ended June 28, 2002, would have resulted in a cost of sales of 66% versus the 63% reported for said period. The remaining 3% increase in cost of sales was the result of an increase in retail cost of sales, which increase was partially offset by lower cost of sales in our manufacturing operation.

     Cost of sales for homes sold at retail (expressed as a percentage of retail revenues) increased 2% for the year ended June 27, 2003, compared to the year ended June 28, 2002. Cost of sales in the year ended June 28, 2002, were lower as a result of a higher proportionate sales of discounted inventory (both new and used), which we were able to purchase on the open market as well as from our secured lender as a part of our reorganization.

     Cost of sales for homes sold to independent dealers and subdivision developers (expressed as a percentage of manufacturing revenues) decreased 1.3% in the year ended June 27, 2003, compared to the year ended June 28, 2002, primarily as a result of lower material costs in the current period.

     Cost of sales for our transportation operations (expressed as a percentage of transportation revenues) were unchanged in the year ended June 27, 2003, as compared to the prior year period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.6 million (or 32% of revenues) for the year ended June 27, 2003, compared to $39.0 million (or 36% of revenues) for the year ended June 28, 2002. The decrease is related to costs associated with Lifestar, which ceased activities in May 2002, and to reduced variable selling expenses as a result of lower retail sales and to reduced fixed expenses through the consolidation and reduction of under-performing retail sales centers.

     Interest Expense. Interest expense was $1.0 million for the year ended June 27, 2003, compared to $1.0 million for the year ended June 28, 2002.

     Reorganization Costs. In connection with our Chapter 11 filing, reorganization costs of $1.4 million were incurred during the three months ended September 29, 2001. These costs related primarily to professional fees and other expenditures directly related to the Chapter 11 proceedings. There were no reorganization costs for the nine month period ended June 28, 2002, or in the year ended June 27, 2003.

     Income Taxes. Income tax expense was $0.3 million (on pretax loss of $1.9 million) for the year ended June 27, 2003, compared to $0.3 million (on a pretax income of $18.5 million) for the year ended June 28, 2002. Tax expense in both periods relates to taxes attributable to our transportation operation, which files tax returns separately from our consolidated return.

     Earnings in affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC and American Homestar Mortgage, L.P. were $0.5 million and $0.1 million, respectively, for the year ended June 27, 2003, compared to $0.6 million for the year ended June 28, 2002, all generated by Homestar 21, as American Homestar Mortgage did not begin operations until November 2002.

     Minority Interests. We own 51% of our transportation operations and therefore consolidate (or include 100% of) the transportation company's results in our financial statements. Because we only benefit from 51% of the income, the remaining 49% is shown as a deduction on our consolidated income statement. This deduction was $0.2 million for the year ended June 27, 2003, compared to $0.3 million for the year ended June 28, 2002. The decreased deduction for minority interests resulted from decreased profits in the current period as compared to the prior year period in our transportation operations.

NINE MONTHS ENDED JUNE 28, 2002 COMPARED TO NINE MONTHS ENDED JUNE 29, 2001

      Net Sales. Net sales of manufactured homes were $64.2 million for the nine months ended June 28, 2002, compared to $102.9 million for the nine months ended June 29, 2001. The 38% decline in sales was attributable to the following:

     Retail sales declined $14.1 million (or 15% in units and 20% in dollars). New home same store sales in our core operations also declined 14% from an average of 28 new home sales per store for the nine months ended June 29, 2001, to an average of 24 new home sales per store for the nine months ended June 28, 2002. Management believes that the Texas law changes in financing brought about by Texas HB 1869 and the exit of three retail lenders to the industry were major factors in the decline of new home same store and average sales in the nine months ended June 28, 2002. The remainder of the decline in new home sales is attributable to our reorganization and downsizing, which resulted in fewer average Company stores in the current period than in the comparable period.

     Manufacturing division sales to independent dealers were $6.4 million in the nine months ended June 28, 2002, compared to $31.0 million in the nine months ended June 29, 2001, a decline of 79%. This significant decline was the result of two principal factors related to our reorganization. One factor was a reduction in average number of new home manufacturing facilities in operation (two in the nine months ended June 28, 2002, compared to seven in the nine months ended June 29, 2001). The other factor was a reduction in the number of independent dealers purchasing our products. There were very few sales to independent dealers during our reorganization (from January 2001 through October
2001). Since we emerged from reorganization in October 2001, we have re-established relationships with industry floor plan lenders, and sales to independent dealers and subdivision developers have grown slowly.

     Other Revenues. Other revenues were $18.6 million for the nine months ended June 28, 2002, compared to $18.6 million for the nine months ended June 29, 2001. Insurance-related revenues in our agency and reinsurance operations declined approximately $6.7 million (or 51%) primarily due to the decline in retail sales and continuing lender restrictions as to the amounts of insurance they will finance on each home sale. The decline in insurance revenues was offset by a $6.7 million (or 123%) increase in transportation revenues. During the nine months ended June 28, 2002, our transportation group expanded their operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

     Cost of Sales. Cost of sales was $52.2 million (or 63% of revenues) for the nine months ended June 28, 2002, compared to $86.2 million (or 71% of revenues) for the nine months ended June 29, 2001. The 40% decline in dollar amount of cost of sales is largely attributable to the 32% decline in total revenues.

     Cost of sales (expressed as a percentage of revenues) in our retail division declined nearly 5% for the nine months ended June 28, 2002. The most significant factor in the decline was our exit from all non-core markets by mid-fiscal year 2001. Margins in the non-core markets were substantially lower than in our core market area. Approximately 14% of total retail sales during the nine months ended June 29, 2001, were from non-core markets, while no non-core sales are reflected for the nine months ended June 28, 2002. The second factor in the decline was higher proportionate sales of discounted inventory (both new and used), which we were able to purchase on the open market, as well as from our secured lender as part of our reorganization.

     Cost of sales (expressed as a percentage of revenues) in our manufacturing division declined nearly 8% in the nine months ended June 28, 2002. This decline was primarily attributable to greater manufacturing efficiencies and the restoration of raw material purchase terms and discounts in the nine months ended June 28, 2002. Terms, discounts and efficiencies were negatively affected beginning in mid-fiscal 2001, while we were undergoing reorganization.

     Cost of sales (expressed as a percentage of revenues) were largely unchanged in our transportation operations in the nine months ended June 28, 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.7 million (or 35% of revenues) in the nine months ended June 28, 2002, compared to $43.2 million (or 36% of revenues) in the nine months ended June 29, 2001. These expenses declined principally as the result of a decline in revenues. The less than proportionate decline in SG&A expenses between the periods is due to the fact that fixed costs were not reduced at the same short-term rate as the decline in revenues.

     Restructuring Changes. There were no restructuring changes in the last nine months of fiscal 2002 compared to $138.7 million in the last nine months of fiscal 2001. These costs related to asset revaluations (goodwill write-offs and adjustment of carrying value to other assets to net realizable value), as well as costs associated with idling and closing manufacturing facilities and non-core retail centers.

     Interest Expense. Interest expense was $0.8 million for the nine months ended June 28, 2002, compared to $6.2 million for the nine months ended June 29, 2001. Lower interest expense in the current period was the result of substantially lower average debt levels in the nine months ended June 28, 2002, than in for the nine months ended June 28, 2002, due to our reorganization and attendant debt conversion to equity, as well as slightly lower prevailing and average interest rates.

     Reorganization Costs. In connection with our Chapter 11 filing, reorganization costs of $2.8 million were incurred for the nine months ended June 29, 2001. These costs related primarily to professional fees and similar type expenditures directly related to the Chapter 11 proceedings. No such costs were incurred in the nine months ended June 28, 2002.

     Income Taxes. Income tax expense was $0.2 million (on pretax income of $1.4 million) for the nine months ended June 28, 2002, compared to $16.0 million (on a pretax loss of $154.8 million) for the nine months ended June 29, 2001. Tax expense in the current period relates to taxes attributable to our transportation and reinsurance operations that file returns separately from our consolidated return. The tax expense for the nine months ended June 29, 2001, consists primarily of a valuation allowance to fully reserve the deferred tax assets arising in prior years. The remainder of the tax expense for the nine months ended June 29, 2001, relates to our transportation and reinsurance operations as described above.

     Earnings in affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC were $0.4 million for the nine months ended June 28, 2002, compared to $0.7 million for the nine months ended June 29, 2001. The reduction in income was primarily the result of fewer loan originations from diminished retail volume.

     Minority Interests. We own 51% of our transportation operations and therefore consolidate (or include 100% of) the transportation company's results in our financial statements. Because we only benefit from 51% of the income, the remaining 49% is shown as a deduction on our consolidated income statement. This deduction was $0.2 million for the nine months ended June 28, 2002, compared to a negative deduction (add-back) of $0.2 million for the nine months ended June 29, 2001. The negative deduction for the nine months ended June 29, 2001, arose as a result of a loss in the transportation company, which was restored to profitability in for the nine months ended June 28, 2002.

YEAR ENDED JUNE 28, 2002 COMPARED TO JUNE 29, 2001

     Net Sales. Net sales of manufactured homes were $85.3 million for the year ended June 28, 2002, compared to

$217.4 million for the year ended June 29, 2001. The 61% decline in sales was primarily attributable to our reorganization and downsizing including a significant reduction in the average number of Company sales centers and manufacturing facilities.

     Retail sales declined $63.5 million (or 40% in units and 45% in dollars) due primarily to a proportionate reduction in the average number of retail stores operating for the year ended June 28, 2002, compared to the year ended June 29, 2001. Same store sales of new homes in our core operations also declined 19% from an average of 42 new home sales per store in the year ended June 29, 2001, to an average of 34 new home sales per store in the year ended
June 28, 2002. Management believes that the Texas law changes in financing brought about by Texas HB 1869, beginning in January 2002, as well as the exit of three major retail lenders to the industry, were significant factors in our same store sales decline.

     Manufacturing division sales to independent dealers were $8.4 million for the year ended June 28, 2002, compared to $76.9 million for the year ended June 29, 2001, a decline of 89%. This significant decline was the result of two principal factors related to our reorganization. One factor was the reduction in average number of manufacturing facilities in operation (two for the year ended June 28, 2002, compared to seven for the year ended June 29, 2001). The other factor was a reduction in the number of independent dealers purchasing our products. There were very few sales to independent dealers during our reorganization (from January 2001 through October 2001). Since we emerged from reorganization in October 2001, we have re-established relationships with industry floor plan lenders and sales to independent dealers and subdivision developers have grown slowly.

     Other Revenues. Other revenues were $23.7 million for the year ended June 28, 2002, compared to $24.4 million for the year ended June 29, 2001. Insurance-related revenues in our agency and reinsurance operations declined approximately $7.3 million (or 45%) primarily due to the similar proportionate decline in retail sales and continuing lender restrictions as to the amounts of insurance they will finance on each home sale. The decline in insurance revenues was largely offset by a $6.7 million (or 86%) increase in transportation revenues. During for the year ended June 28, 2002, our transportation group expanded their operations to include commercial transportation business (such as temporary classrooms and construction offices) and ancillary services (such as on-site installation).

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

     Cost of sales (expressed as a percentage of revenues) in our retail division declined approximately 4% primarily as a result of our exit from all non-core markets (especially in the Carolinas) where lower margins prevailed. This non-core business represented 14% of total retail sales for the year ended June 29, 2001, while retail sales for the year ended June 28, 2002, were all from our core market areas. Another factor was higher proportionate sales of discounted inventory (both new and used), which we were able to purchase on the open market, as well as from our secured lender as part of our reorganization.

     Cost of sales (expressed as a percentage of revenues) in our manufacturing division also declined more than 3%. This decline was primarily attributable to greater manufacturing labor and material efficiencies and the restoration of raw material purchase terms and discounts during the year ended June 28, 2002. Terms, discounts and efficiencies were dramatically affected in the year ended June 29, 2001, as the result of our reorganization. We also implemented a general price increase in February 2002, our first price increase since January 2001.

     Cost of sales (expressed as a percentage of revenues) were largely unchanged in the Company's transportation and insurance agency operations and were down slightly in our reinsurance operations, principally as the result of slightly lower claims for the year ended June 28, 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $39.0 million (or 36% of revenues) for the year ended June 28, 2002, compared to $77.9 million (or 32% of revenues) for the year ended June 29, 2001. These expenses declined principally as the result of the decline in revenues. During our reorganization, a substantial number of sales centers and manufacturing operations were closed or sold to others, giving rise to substantial reductions in fixed operating costs such as wages, benefits, rents, utilities and property taxes.

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

     Interest Expense. Interest expense was $1.0 million for the year ended June 28, 2002, compared to $11.2 million for the year ended June 29, 2001. As the result of our reorganization, interest expense on a substantial amount of our debt ceased in mid-fiscal 2001. Lower interest expense for the year ended June 28, 2002, was the result of substantially lower average debt levels ($80.5 million in fiscal 2002, as compared to $173.8 million in fiscal 2001) and lower prevailing and average interest rates for the year ended June 28, 2002, as compared to the year ended June 29, 2001.

     Reorganization Costs. In connection with our Chapter 11 filing, reorganization and impairment costs of $2.8 million and $1.4 million were incurred during the years ended June 29, 2001 and June 28, 2002, respectively. These costs related primarily to professional fees and similar type expenditures directly related to the Chapter 11 proceedings.

     Income Taxes. Income tax expense for the year ended June 28, 2002, was $0.3 million on pretax loss (before Fresh-Start adjustments) of $0.3 million compared to tax expense of $16.2 million on pretax losses of $164 million for the year ended June 29, 2001. The tax expense in the current period is attributable to our transportation and reinsurance operations whose tax returns are not included in our consolidated tax returns. The most significant source of the 2001 tax expense was the provision of a full ($15.8 million) valuation allowance against our deferred tax assets that arose in prior periods. The remainder of the tax expense for the year ended June 29, 2001 was attributable to our transportation and reinsurance operations described above.

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was $0.6 million for the year ended June 28, 2002, compared to $0.5 million for the year ended June 29, 2001.

     Minority Interests. We own 51% of our transportation operations and therefore consolidate (or include 100% of) the transportation company's results in our financial statements. Because we only benefit from 51% of the income, the remaining 49% is shown as a deduction on our consolidated income statement. This deduction was $0.3 million for the year ended June 28, 2002, compared to a negative deduction (add-back) of $0.1 million for the year ended June 29, 2001. The negative deduction for the year ended June 29, 2001, arose as a result of a loss in the transportation company, which was restored to profitability for the year ended June 28, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 27, 2003, we had operating cash and cash equivalents of $14.9 million (cash - reserved for claims of $4.3 million, and restricted cash of $0.6 million). The reserved cash balance was for payment of an initial distribution to shareholders and management's estimate of cash required to pay remaining claims under the Plan. The restricted cash represents $0.6 million held in a cash collateral account, which secures the Company's floor plan through Associates Housing Financial LLC ("Associates").

     During the year ended June 27, 2003, we used $9.7 million in cash for operating activities. Of the $9.7 million, $1.8 million was used to fund operating losses, $3 million was invested in inventory, $2.5 million was used to reduce general liabilities, and $2.4 million was used to pay various plan obligations stemming from our reorganization in 2001. The inventory investment of $3 million relates to the closing of 11 under-performing retail centers during the year. Management elected to move the inventory from those retail centers directly to various manufactured housing subdivisions in and around our major metropolitan market areas and to make the inventory ready for sale. That initiative required us to invest in the installation and various site improvements before a sale actually occurred; however, it also allows us to avoid the unnecessary cost of movement to another retail center and then a second movement to a homesite. This initiative also provided us with a wide selection of ready-for-sale homes to augment the display models on our retail centers. The actual number of new homes in inventory declined by 50 homes during the year; however, our investment in inventory increased, at least temporarily, until we sell the excess inventory to homebuyers.

     During fiscal 2003, we also used cash to make substantial debt reductions. Our inventory-related (floor plan) debt declined $13.9 million during the year and other debt (principally real estate-related) was reduced by $0.4 million. Of the $13.9 million used to reduce our floorplan debt, $5.7 million was withdrawn from a restricted cash collateral account, otherwise unavailable to the Company, and the balance of $8.2 million came from unrestricted operating cash.

     We generated $1.1 million from investing activities, principally from the sale of idle assets we planned to sell as part of our reorganization.

     Under the floor plan credit facility with Associates, our inventory credit line originally provided for borrowings up to a maximum limit of $38 million, although the available amount under the facility varied based on various covenants and other requirements. Maximum borrowings peaked at approximately $21 million. In June 2003, we amended this inventory financing agreement with the lender to allow for a pay-down, using approximately $5.7 million held by the lender in a restricted cash collateral account. Under the financing agreement, all net cash proceeds from the sale or lease of the Company's idle facilities have been deposited into the cash collateral account and those funds have been otherwise unavailable to the Company. At June 27, 2003, management estimated the fair market value of the remaining idle facilities to be approximately $3.4 million. The Company has reported these assets as "Assets held for sale" and is actively seeking to sell or lease these properties. Net cash proceeds, if any, resulting from the sale or lease of these properties will be deposited in the restricted cash collateral account and will therefore be available for future debt reduction at the Company's option. As part of this amendment, maximum borrowings under the inventory credit line were also voluntarily reduced to $12 million. The loan is secured by substantially all of the Company's inventory and real estate and by certain other assets. The line is contractually committed until October 2, 2004. The balance outstanding at June 27, 2003 was approximately $6.8 million. Subsequent to year-end, the Company made an additional pay-down from the cash collateral account and plans to make others as cash collateral is available. The line carries an annual interest rate of prime plus 1%. Management believes that this floor plan credit facility is sufficient to meet the inventory financing needs of the Company until October 2004. Management is exploring alternatives to this line of credit and plans on securing new lines of credit before October 2004.

     Under the Plan, the Company was required to make an initial distribution to its new shareholders of approximately $5.3 million. Distributions of approximately $2.1 million and $0.5 million were made in April 2002 and December 2002. At June 27, 2003 approximately $2.8 million in escrow for the balance of the distribution. In July 2003, a third distribution of approximately $1.0 million was made.

     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources pursuant to which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, we agree to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At June 27, 2003, the Company was at risk to repurchase approximately $1.2 million of manufactured homes and has provided for estimated net repurchase losses of approximately $0.2 million.

     We believe that our current cash position and expected cash flow from operations and the liquidation of excess inventory, along with our floor plan facility, will be sufficient to support our cash and working capital requirements for the foreseeable future.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We have not participated in any off-balance sheet arrangements.

INFLATION  AND  SEASONALITY

     Inflation in recent years has been modest and has primarily affected our manufacturing costs in the areas of labor, manufacturing overhead, raw materials other than lumber and certain petroleum-based materials. The price of lumber and certain petroleum-based materials are affected more by the imbalances between supply and demand than by inflation. Historically, we believe we have been able to minimize the effects of inflation by increasing the selling prices of our products, improving our manufacturing efficiency and increasing our employee productivity. In addition, our business is seasonal, with weakest demand typically from mid-November through February and the strongest demand typically from March through mid-November. Over the history of the Company's operations, management has not observed any correlation between interest rate fluctuations and increases or decreases in sales based solely on such fluctuations.

CONTRACTUAL  OBLIGATIONS

     The following table summarizes the Company's long-term debt and operating leases at June 27, 2003:

                                              Payment Due by Period
                               ----------------------------------------------------
                                       Less than                            After
Contractual Obligations        Total     1 Year    2-3 Years   4-5 Years   5 years
                               ------  ----------  ----------  ----------  --------
  Long-term debt. . . . . . .  $  572  $       70  $      161  $      177  $    164
  Operating leases. . . . . .   1,931       1,358         511          62        --
                               ------  ----------  ----------  ----------  --------

Total contractual obligations  $2,503  $    1,428  $      672  $      239  $    164
                               ======  ==========  ==========  ==========  ========

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of our liability for floor plan of manufactured housing retail inventories. We do not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

     For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it. Based on the current level of variable-rate debt, each one percentage point increase (or decrease) in interest rates occurring on the first day of the year would result in an increase (or decrease) in interest expense for the coming year of approximately $68,000.

     Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We do not believe that future market interest rate risks related to our marketable investments or debt obligations will have a material impact on the Company or the results of our future operations.

     We do not hold any financial instruments for trading purposes. We originate loans through our 50%-owned affiliate Homestar 21, most of which are at fixed rates of interest, in the ordinary course of business, and we periodically securitize these loans to obtain permanent financing for such loan originations. Accordingly, Homestar 21 loans held for sale are exposed to risk from changes in interest rates between the time loans are originated and the time at which Homestar 21 obtains permanent financing, generally at fixed rates of interest, in the asset-backed securities market or otherwise. Homestar 21 attempts to manage this risk by minimizing the warehousing period of unsecuritized loans. Homestar 21 currently does not originate any loans with the intention of holding them for investment.

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

     Prior to January 21, 2002, KPMG LLP ("KPMG") served as the Registrant's independent auditors. On January 8, 2002, upon the recommendation of the Registrant's Audit Committee, the Board of Directors of the Registrant resolved that the Registrant would retain Mann Frankfort Stein & Lipp CPAs, L.L.P. ("Mann Frankfort") as the Registrant's independent public accountants following the Registrant's emergence from bankruptcy. On January 21, 2002, the Registrant formally engaged Mann Frankfort and notified KPMG (which had last audited the Registrant's financial statements for the fiscal year ended June 30, 2000) of the dismissal of KPMG and subsequent engagement of Mann Frankfort.

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

     During the fiscal years ended May 31, 1999 and June 30, 2000, and subsequent periods through January 21, 2002 there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused them to make reference thereto in their report on the consolidated financial statements for such periods.

     The Registrant requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated January 22, 2002, was filed as
Exhibit  16.1  to  the  Form  8-K  filed  on  January  23,  2001.

ITEM  9A.  CONTROLS  AND  PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended, as of the end of our fiscal year. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The directors and executive officers of the Company, their age and their position as of September 23, 2003 are set forth below.

                                                                                         YEAR TERM
                                                                                         ---------
  NAME                                            AGE     POSITION                         ENDS
  ----                                            ---     --------                         ----
  Finis F. Teeter . . . . . . . . . . . . . .         59  President, Chief Executive
                                                          Officer and Director                2004

  Craig A. Reynolds . . . . . . . . . . . . .         54  Executive Vice-President, Chief
                                                          Financial Officer and Secretary

  Charles N. Carney, Jr . . . . . . . . . . .         48  Vice President, Chief Operating
                                                          Officer-Retail Operations

  Jackie H. Holland . . . . . . . . . . . . .         56  Vice President, Chief Operating
                                                          Officer-Manufacturing Operations

  Richard N. Grasso (1) (2) . . . . . . . . .         57  Director, Chairman                  2004

  Ellis McKinley (1) (2). . . . . . . . . . .         51  Director                            2004

  Richard F. Dahlson. . . . . . . . . . . . .         43  Director                            2004

_______________________________
(1)  Member  of  the  Compensation  Committee.
(2)  Member  of  the  Audit  Committee.

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

     CRAIG A. REYNOLDS has served as Executive Vice President, Chief Financial Officer and Secretary of the Company since joining the Company in July 1982. Mr. Reynolds is a Certified Public Accountant (inactive status) and holds an MBA from Florida Tech as well as a BBA (Accounting) from Kent State University. Mr. Reynolds was the Company's CFO before and during the reorganization and was actively involved in cash management, administrative downsizing and centralization, and meeting all reorganization-related reporting obligations of the Company.

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

     JACKIE H. HOLLAND has served as Vice President Chief Operating Officer-Manufacturing Operations of the

Company since August 2003. From August 1993 to July 2003, Mr. Holland served as Vice President of Finance, Manufacturing Operations for the Company. Mr. Holland has more than 30 years of industry experience in various manufacturing and financial management capacities, at both the plant and corporate levels, with Oak Creek Homes, Redman Homes and Palm Harbor Homes. Mr. Holland holds a Bachelor of Science degree in Accounting from the University of North Alabama.

     RICHARD N. GRASSO has been a director of the Company since October 2001. Mr. Grasso has served as Chairman of the Board of Directors since January 2003 and serves as Chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Grasso is currently the Director of Credit for the Ben E. Keith Company. From 1974 through 2001 Mr. Grasso was a Vice President with Kevco, Inc., which was a supplier to the manufactured housing industry and a creditor of the Company prior to the Company's reorganization. Kevco, Inc. filed for bankruptcy protection under Chapter 11 on January 1, 2001. Mr. Grasso was a co-chair of the Creditor's Committee during the Company's reorganization and has a substantial amount of experience as a supplier to the manufactured housing industry. Mr. Grasso holds a BA in Business Administration and Economics from Iowa Wesleyan.

     ELLIS MCKINLEY has been a director of the Company since January 2003, and serves as Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. McKinley is currently the Chief Financial Officer for Transplace, Inc., an internet-enabled logistics and supply chain service provider and was the Chief Financial Officer for Kevco, Inc. from 1995 to 1999. Kevco, Inc. was a supplier to the manufactured housing industry. Mr. McKinley was an audit partner for Grant Thorton from 1981 until 1994. Mr. McKinley is a Certified Public
Accountant  and  holds  a  BBA  in  Accounting  from  the  University  of Texas.

     RICHARD F. DAHLSON has been a director of the Company since January 2002. Mr. Dahlson is a partner in Jackson Walker L.L.P., a law firm headquartered in Dallas, Texas, which served as outside corporate counsel to the Company from 1993 to 2001. Mr. Dahlson has been with Jackson Walker since 1984. Mr. Dahlson received his B.S.B.A. from the University of Minnesota and his J.D. degree from the University of Wisconsin. Mr. Dahlson also serves as a director of MAII Holdings, Inc., a holding company, and CRD Holdings, Inc., a subsidiary of MAII that is engaged in the long-term automobile rental business.

     The members of the Audit Committee are Ellis McKinley and Richard Grasso, who serves as Chairman. The board of directors, in its business judgment, has determined that each member of the Audit Committee meets the independence and experience requirements as determined under the National Association of Securities Dealers' listing standards and that Mr. McKinley has the accounting or related financial management expertise to be considered the "audit committee financial expert."

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of holdings and transactions in our securities with the SEC and to furnish us with copies of all such reports. Based solely upon a review of the reports furnished to us with respect to the fiscal year ended June 27, 2003, we believe that Mr. McKinley filed a Form 3 on September 10, 2003, that was required to be filed on February 3, 2003 (ten days after Mr. McKinley was appointed as a Series C director).

CODE  OF  ETHICS

     The Company adopted our Code of Business Conduct and Ethics ("Code of Ethics") on December 17, 2002. Our Code of Ethics sets forth standards of conduct for all officers, directors and employees of the Company and its subsidiary companies, including all full and part-time employees and certain persons that provide services on our behalf, such as agents.

ITEM  11.  EXECUTIVE  COMPENSATION

     The  following  discloses summary information regarding the compensation of
(i) Finis F. Teeter, the Chief Executive Officer, and (ii) the three most highly compensated officers other than Mr. Teeter that earned in excess of $100,000 during the fiscal year ended June 27, 2003 (collectively the "Named Executives").

                                                           Annual Compensation                   Long Term Compensation
                                             -------------------------------------------------  ------------------------
                                                                                                        Awards
                                                                                                ------------------------
                                                                                                             Securities
                                                                                                             Underlying
                                                                                 Other Annual   Restricted    Options/
Name and                                                                         Compensation      Stock        SARs
Principal Position                           Year    Salary ($)     Bonus ($)        ($)        Awards ($)    (Shares)
                                             ---------------------------------------------------------------------------
Finis F. Teeter . . . . . . . . . . . . . .  2003  $ 286,154(b)     $        0  $          (a)           --           --
   Director, President and. . . . . . . . .  2002    288,771           204,750             (a)           --    2,999,900
   Chief Executive Officer. . . . . . . . .  2001    334,632                 0             (a)           --           --

Craig A. Reynolds . . . . . . . . . . . . .  2003  $ 181,231(b)     $        0  $          (a)           --           --
   Executive Vice President,. . . . . . . .  2002    159,231           154,675             (a)           --      250,000
   Chief Financial Officer. . . . . . . . .  2001    171,000            25,000             (a)           --           --
   and Secretary

Charles N. Carney, Jr.. . . . . . . . . . .  2003  $ 185,939(b)     $        0  $          (a)           --           --
   Vice President, Chief. . . . . . . . . .  2002    185,741           154,675             (a)           --      250,000
   Operating Officer-Retail . . . . . . . .  2001    225,000            50,000             (a)           --           --
   Operations

James J. Fallon . . . . . . . . . . . . . .  2003  $ 190,769(b)(c)  $        0  $          (a)           --           --
   Vice President, Chief. . . . . . . . . .  2002    191,153           136,500             (a)           --      250,000
   Operating Officer- . . . . . . . . . . .  2001          0                 0               0           --           --
   Manufacturing Operations -


                               Long Term Compensation
                              ------------------------
                                              Payouts
                                             ---------
                                               LTIP       All Other
Name and                                      Payouts    Compensation
Principal Position                              ($)          ($)
                                             -------------------------
Finis F. Teeter . . . . . . . . . . . . . .  $      --  $           --
   Director, President and. . . . . . . . .         --              --
   Chief Executive Officer. . . . . . . . .         --              --

Craig A. Reynolds . . . . . . . . . . . . .  $      --  $           --
   Executive Vice President,. . . . . . . .         --              --
   Chief Financial Officer. . . . . . . . .         --              --
   and Secretary

Charles N. Carney, Jr.. . . . . . . . . . .  $      --  $           --
   Vice President, Chief. . . . . . . . . .         --              --
   Operating Officer-Retail . . . . . . . .         --              --
   Operations

James J. Fallon . . . . . . . . . . . . . .  $      --  $           --
   Vice President, Chief. . . . . . . . . .         --              --
   Operating Officer- . . . . . . . . . . .         --              --
   Manufacturing Operations -

_______________________________
(a) Other Annual Compensation was less than $50,000 or 10% of such officer's annual salary and bonus for such year.
(b) Includes a voluntary 10% reduction in salary from January 1, 2003 through June 27, 2003.
(c) Mr. Fallon retired effective July 31, 2003 and was replaced by Jackie Holland. Mr. Fallon will consult with the Company on a part-time basis.

OPTION/SAR  GRANTS  IN  THE  LAST  FISCAL  YEAR

     We did not grant any Option/SAR Grants to executives in fiscal 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table provides information on option/SAR exercises in fiscal 2003 by the Named Executives and the values of such officers' unexercised options at June 27, 2003.

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

Finis F. Teeter. . . .  N/A          $     N/A  599,980/2,399,920  $              --/--
Craig A. Reynolds. . .  N/A          N/A           50,000/200,000  $              --/--
Charles N. Carney, Jr.  N/A          N/A           50,000/200,000  $              --/--
James J. Fallon. . . .  N/A          N/A           50,000/200,000  $              --/--

____________________________
(1) The Company's common equity has not been publicly traded and price quotations have not been established since the Company emerged from bankruptcy, effective October 3, 2001. Therefore, the Company is unable to accurately determine the value of any unexercised options

COMPENSATION  OF  DIRECTORS

     The Company does not pay any additional remuneration to employees for serving as directors of the Company. Other directors of the Company who are not employees receive an annual retainer fee of $36,000, payable in monthly installments of $3,000, plus fees of $2,000 per day for attendance at meetings of the Board of Directors and $1,000 per day for attendance at meetings of its committees or for participation in telephonic meetings. The Chairman of the Board receives an additional quarterly retainer fee of $1,000, and committee chairmen receive an additional fee of $1,000 quarterly. Directors of the Company are also reimbursed for out-of-pocket expenses incurred in connection with attendance at Board and committee meetings. The directors, along with senior management, voluntarily reduced their fees 10% from January 1, 2003 through June 30, 2003.

AUDIT  COMMITTEE  REPORT

     The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein. The members of the Audit Committee are Ellis McKinley and Richard Grasso, who serves as Chairman. The board of directors, in its business judgment, has determined that each member of the Audit Committee meets the independence and experience requirements as determined under the National Association of Securities Dealers' listing standards and that one member (Mr. McKinley) has the accounting or related financial management expertise to be considered the "audit committee financial expert."

     The Audit Committee acts under a written charter, which sets forth its responsibilities and duties, as well as requirements for the committee's composition and meetings. To carry out its responsibilities, the Audit Committee met nine times during fiscal 2003. Members of the Audit Committee met with management, the Company's outside auditors, Mann Frankfort Stein & Lipp CPAs, L.L.P. ("Mann Frankfort"), and the Company's general counsel, Thompson & Knight, L.L.P. to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues, if any. The Audit Committee's review included discussion with Mann Frankfort on those matters required to be discussed pursuant to Statement on Auditing Standards No. 61 "Communication With Audit Committees," as amended by Statement on Auditing Standards No. 90. The Audit Committee also discussed with Mann Frankfort matters relating to the independence of Mann Frankfort, including the disclosures made to the Audit Committee as required by the Independence Standards Board Standard No. 1
"Independence Discussions with Audit Committees". The Audit Committee has discussed with the auditors that the auditors are retained by the Audit Committee, and that the auditors must raise any concerns about the Company's financial reporting and procedures directly with the Audit Committee. Based on these discussions with the independent auditors, the Audit Committee believes it has a basis for its oversight judgments and for recommending that the Company's audited financial statements be included in the Company's Annual Report on Form 10-K.

     Additionally, the Audit Committee has discussed with management and the independent accountants the scope of the audit, the Company's critical accounting policies, and the Company's financial statements. On the basis of the reviews and discussions mentioned, the Audit Committee recommended that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended June 27, 2003 for filing with the SEC. Also based on these reviews, as well as an assessment of the performance of the key engagement partners at Mann Frankfort, the Audit Committee recommended that Mann Frankfort be reappointed as the Company's independent auditors for the 2004 fiscal year.

     Members of the Audit Committee rely without independent verification on the information provided to them by management and the independent auditors. The Audit Committee's oversight function thus does not duplicate the activities of the management verification that management has employed appropriate accounting and financial reporting principles, or that appropriate procedures to ensure compliance with accounting standards and laws and regulation, or that the financial statements have been presented in accordance with accounting principles generally accepted in the United States of America.

                                   Respectfully submitted,
                                   Richard  Grasso,  Chairman
                                   Ellis  McKinley

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is composed of non-employee directors of the Company. The Compensation Committee's duties include reviewing and making recommendations to the Board generally with respect to the compensation of the Company's executive officers. The Board of Directors reviews these recommendations and approves all executive compensation action. During the Company's reorganization, the official committee of unsecured creditors appointed by the United States Trustee under Chapter 11 of the Bankruptcy Code (the "Creditors Committee") and the Company established the overall framework for the compensation for Company employees. Since the Company's emergence from bankruptcy in October 2001, the Compensation Committee has implemented and provided oversight of the compensation framework set forth under the Plan of Reorganization.

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

Base  Compensation

     During the reorganization process, the Company and the Creditors Committee jointly determined the framework for base compensation for the Company's executive officers and management, after seeking the advice and guidance of an outside consulting firm. The guidance provided by the outside consultant included evaluating and determining appropriate ranges of pay for management to facilitate a salary structure. In determining appropriate pay ranges, the Company and the Creditors Committee examined market compensation levels for executives who were employed in similar positions in public companies with comparable revenues, net income and market capitalization. This market information is used as a frame of reference for annual salary adjustments and starting salaries and will continue to be monitored by the Compensation Committee.

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

Incentive  Stock  Options

     Stock options align the interests of employees and shareholders by providing value to the employee when the stock price increases. All options are granted at an exercise price of at least 100% of the fair market value of the Series M Common Stock on the date of grant. Incentive stock options were granted to Messrs. Teeter, Reynolds, Carney, Fallon and other members of management under the Company's 2001 Management Incentive Program in connection with the Company's emergence from bankruptcy during fiscal 2002. The specific amounts of stock options granted under the 2001 Management Incentive Program, which Program was approved under the Plan of Reorganization, were determined collectively by the Company and the Creditors Committee, after seeking the advice and guidance of an independent consultant during the negotiations related to the Company's reorganization. These stock options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria are met.

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

Compensation  of  Chief  Executive  Officer

     In connection with the Company's reorganization, the annual base salary of Finis F. Teeter, President and Chief Executive Officer, was established at $300,000. As detailed below in the section titled "Employment Agreements", Mr. Teeter was awarded an option to purchase 2,999,900 shares of Series M Common Stock under the Company's Plan of Reorganization. These stock options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria are met. The Board of Directors approved the accelerated vesting of 20% of these options after reviewing the Company's performance during the partial fiscal year following reorganization, which ended June 28, 2002. Mr. Teeter was also awarded a cash bonus in the amount of $204,750 based upon the Company's performance for the partial fiscal year following the Company's reorganization. The Compensation Committee concluded that Mr. Teeter's total fiscal 2003 compensation was competitive and aligned in the mid-range of total compensation for other chief executives of publicly held companies in similar businesses and of similar size. Furthermore, the Compensation Committee believes that total fiscal 2003 compensation reflects its confidence in Mr. Teeter's ability to lead the Company to execute the Company's strategic plans.

     This report is submitted by the members of the Compensation Committee:

                                        Ellis  McKinley,  Chairman
                                        Richard  N.  Grasso

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

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

      None of our executive officers served as a member of the compensation committee of our Board of Directors. None of our executive officers served as a director of any other entity whose executive officer served as a member of our Compensation Committee.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

BENEFICIAL  OWNERSHIP  TABLE

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of September 23, 2003 by
(i) each of the Company's directors, (ii) each of the Company's executive officers, (iii) all directors and executive officers as a group and (iv) each person or entity who is known by the Company to own five percent or more of any class of the Company's voting securities.

Name and Address of                                                         Amount and Nature of
Beneficial Owner                                       Title of Class      Beneficial Ownership(2)  Percent of Voting
                                                                                                      Securities (2)
----------------------------------------------------------------------------------------------------------------------

Each of the executive officers and  directors:

Richard F. Dahlson (1)                                                                 None                         *

Richard N. Grasso (1)                                                                  None                         *

Ellis McKinley (1)                                                                     None                         *

Finis F. Teeter (1)                                Series M Common Stock         600,080 shares(3)                5.6%

Craig A. Reynolds (1)                              Series M Common Stock          50,000 shares(4)                  *

Charles N. Carney, Jr. (1)                         Series M Common Stock          50,000 shares(4)                  *

Jackie H. Holland (1)                              Series M Common Stock          13,000 shares(5)                  *


All executive officers and directors as a group:.  Series M Common Stock           713,080 shares                 6.6%


Each person or entity who owns more than 5% of any class of the Company's voting securities (2):

Allstate Life Insurance Company
3075 Sanders Road, Suite G5A                       Series C Common Stock           844,161 shares                 7.9%
Northbrook, IL 60062

Massachusetts Mutual Life Insurance Co.
1500 Main Street, Suite 2800                       Series C Common Stock         1,402,695 shares                13.1%
Springfield, MA 01115

The Northwestern Mutual Life Insurance Co.
720 East Wisconsin Avenue                          Series C Common Stock         1,125,241 shares                10.5%
Milwaukee, WI 53202

Kemper Investors Life Insurance Co.
Custody #195279
The Bank of New York                               Series C Common Stock           551,302 shares                 5.1%
One Wall Street, 3rd Floor
New York, NY 10286

_______________________
*  Less  than  1%

(1) The business address of each of the directors and officers is c/o American Homestar Corporation, 2450 South Shore Boulevard, Suite 300, League City, Texas 77573.

(2) The Company's voting securities consist of Series C Common Stock and Series M Common Stock. Under the Third Amended and Restated Plan of Reorganization, effective October 3, 2001, the Company issued 10,000,000 shares of its Series C Common Stock to certain entities that were creditors prior to the Company's reorganization. As of September 23, 2003, the Company had 6,780,364 shares of Series C Common Stock issued and outstanding and 3,219,636 shares of Series C Common Stock deemed issued and outstanding that will be determined in name and amount as the claims process arising from the registrant's Third Amended and Restated Plan of Reorganization is completed. Prior to the completion of the claims process, the Company is unable to make an accurate determination of additional former creditors that may ultimately become owners of at least 5% of the voting securities of the Company.


(3) Includes 100 shares of Series M Common Stock, being all of the shares of Series M Common Stock currently outstanding, as well as vested but unexercised options to purchase 599,980 shares of Series M Common Stock pursuant to the 2001 Management Incentive Program.

(4) Includes vested but unexercised options to purchase 50,000 shares of Series M Common Stock pursuant to the 2001 Management Incentive Program.

(5) Includes vested but unexercised options to purchase 13,000 shares of Series M Common Stock pursuant to the 2001 Management Incentive Program.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth certain information as of June 27, 2003 with respect to compensation plans of the Company under which equity securities of the registrant are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the forms of goods or services as described in Statement of FAS No. 123, "Accounting for Stock-Based Compensation."

                               Number of securities to be issued upon    Weighted-average exercise price of
                                  exercise of outstanding options,       outstanding options, warrants and
      Plan Category                      warrants and rights                           rights
-----------------------------  ---------------------------------------  ------------------------------------
                                                 (a)                                    (b)
Equity compensation plans
approved by shareholders. . .                                4,899,900  $                               1.35

Equity compensation plans not
approved by shareholders. . .                                     None                                   N/A
                               ---------------------------------------  ------------------------------------
TOTAL . . . . . . . . . . . .                                4,899,900  $                               1.35
                               =======================================  ====================================


                                 Number of securities remaining
                                  available for future issuance
                                 under equity compensation plans
                               (excluding securities reflected in
      Plan Category                        column (a)
-----------------------------  -----------------------------------
                                               (c)
Equity compensation plans
approved by shareholders. . .                              100,000

Equity compensation plans not
approved by shareholders. . .                                  N/A
                               -----------------------------------
TOTAL . . . . . . . . . . . .                              100,000
                               ===================================

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company has entered into two lease agreements with MOAMCO Properties, Inc. ("MOAMCO"), a corporation owned by Mr. Teeter, under which the Company leases two retail sales centers. Between June 29, 2002 and June 27, 2003, the Company paid $79,208 to MOAMCO under the lease agreements. The Company believes that the lease agreements are on terms as favorable to the Company as generally available to unaffiliated parties for comparable properties. Both lease agreements expired in May 2003 and were renewed for a one-year period after review and approval by the Company's independent directors.

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

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

     (a)  (1)  FINANCIAL  STATEMENTS

                                                                                             PAGE
                                                                                             ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of June 28, 2002 and June 27, 2003 . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the year ended June 29, 2001, three months ended
  September 29, 2001, nine months ended June 28, 2002 and year ended June 27, 2003. . . . .  F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the year ended June 29, 2001, three months ended September 29, 2001, September 29, 2001 (Fresh Start), nine months ended June 28, 2002 and year ended June 27, 2003. . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the year ended June 29, 2001, three months ended
  September 29, 2001, nine months ended June 28, 2002 and year ended June 27, 2003. . . . .  F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  F-7

     (2)  SUPPLEMENTARY SCHEDULE TO FINANCIAL STATEMENTS

Financial Statement Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . F-28

     (3)  EXHIBITS

     The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of Item 14

     (b)  REPORTS  ON  FORM  8-K

          During the fourth quarter of fiscal 2003, the Company filed one Current Report on Form 8-K:

          Report on Form 8-K dated June 6, 2003. Item 9. Regulation FD Disclosure; Results of Operations and Financial Condition. This report attached a press release issued by the Company announcing that the Company had amended its inventory finance agreement with Associates Housing Finance, LLC.

     (c)  LIST OF EXHIBITS

     2.1 Debtors' Third Amended and Restated Plan of Reorganization (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 8, 2002)

     3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2002)

     3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2002)

     3.3 Charter for the Audit Committee of the Company, dated September 19, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     3.4 Charter for the Compensation Committee of the Company, dated September 18, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.1      Employment  Agreement,  effective  as  of October 3, 2001, by and between the Company and Finis F. Teeter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)


     10.2 American Homestar Corporation 2001 Management Incentive Program, effective as of October 3, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.3 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Finis F. Teeter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.4 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Craig A. Reynolds (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.5 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Charles N. Carney, Jr. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.6 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and James J. Fallon (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.7*      Non-Qualified Stock Option Agreement, effective as of October 3,
               2002,  by  and  between  the  Company  and  Jackie  Holland

     14.1 American Homestar Corporation Code of Business Conduct and Ethics, adopted on December 17, 2002 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 2,
               2003)

     16.1 Letter Regarding Change in Certifying Accountant (Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on January 25, 2002)

     21.1*     Subsidiaries  of  American  Homestar  Corporation

     31.1* Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive Officer of the Company.

     31.2* Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief Financial Officer

     32.1** Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Finis F. Teeter, Chief Executive Officer, and Craig A. Reynolds, Chief Financial Officer of the Company.


_______________
*     Filed  herewith
**    Furnished  herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN  HOMESTAR  CORPORATION

Date: September 23, 2003           By:   /s/ FINIS F. TEETER
                                         ----------------------------------
                                         Finis F. Teeter, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                       Date
---------------------------  --------------------------------  ------------------

/s/ FINIS F. TEETER          President, CEO and                September 23, 2003
---------------------------  Director
Finis F. Teeter


/s/ CRAIG A. REYNOLDS        Executive Vice President, Chief   September 23, 2003
---------------------------    Financial Officer, and Secretary
Craig A. Reynolds              (Principal Financial
                               and Accounting Officer)


/s/  ELLIS L. MCKINLEY       Director                          September 23, 2003
---------------------------
Ellis L. McKinley


/s/ RICHARD N. GRASSO        Director                          September 23, 2003
---------------------------
Richard N. Grasso


/s/ RICHARD F. DAHLSON       Director                          September 23, 2003
---------------------------
Richard F. Dahlson

                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             PAGE
                                                                                             ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of June 28, 2002 and June 27, 2003 . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the year ended June 29, 2001, three months ended
  September 29, 2001, nine months ended June 28, 2002 and year ended June 27, 2003. . . . .  F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the year ended June 29, 2001, three months ended September 29, 2001, September 29, 2001 (Fresh Start), nine months ended June 28, 2002 and year ended June 27, 2003. . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the year ended June 29, 2001, three months ended
  September 29, 2001, nine months ended June 28, 2002 and year ended June 27, 2003. . . . .  F-6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Financial Statement Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . F-29

                          Independent Auditors' Report
                          ----------------------------




To the Board of Directors of
  American Homestar Corporation
League City, Texas


We have audited the accompanying consolidated balance sheets of American Homestar Corporation and subsidiaries (the "Company") as of June 27, 2003 and June 28, 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended June 27, 2003, the nine months ended June 28, 2002 (Successor Company), the three months ended September 29, 2001 (Predecessor Company), and the year ended June 29, 2001 (Predecessor Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Homestar Corporation and subsidiaries as of June 27, 2003 and June 28, 2002, and the consolidated results of their operations and their cash flows for the year ended June 27, 2003 (Successor Company), for the nine months ended June 28, 2002 (Successor Company), the three months ended September 29, 2001 (Predecessor Company), and the year ended June 29, 2001 (Predecessor Company), in conformity with accounting principles generally accepted in the United States.


/s/  MANN FRANKFORT STEIN & LIPP CPAs, L.L.P.

Houston, Texas

August 15, 2003

                              AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                                       JUNE 28,    JUNE 27,
                                                                                         2002        2003
                                                                                       ---------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  32,250  $  14,890
   Cash - reserved for claims . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,244      4,341
   Cash - restricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,190        640
   Accounts receivable - trade, net . . . . . . . . . . . . . . . . . . . . . . . . .      2,692      2,692
   Accounts receivable - other, net . . . . . . . . . . . . . . . . . . . . . . . . .        287        141
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27,006     30,025
   Prepaid expenses, notes receivable and other current assets. . . . . . . . . . . .        792        943
                                                                                       ---------  ----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     73,461     53,672
                                                                                       ---------  ----------

   Notes receivable and other assets. . . . . . . . . . . . . . . . . . . . . . . . .        555        556
   Investments in affiliates, at equity . . . . . . . . . . . . . . . . . . . . . . .      3,205      3,884
   Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .     10,149      9,469
   Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,379      3,354
                                                                                       ---------  ----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  92,749  $  70,935
                                                                                       =========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  20,689  $   6,826
   Current installments of notes payable. . . . . . . . . . . . . . . . . . . . . . .        370         70
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,315      1,292
   Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,818      1,687
   Accrued other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,265      4,817
   Liquidation and plan reserve . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,626      1,269
   Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,067      1,666
   Initial distribution payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,177      2,675
                                                                                       ---------  ----------
         Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .    41,327     20,302
                                                                                       ---------  ----------

   Notes payable, less current installments . . . . . . . . . . . . . . . . . . . . .        644        502
   Minority interest in consolidated subsidiary . . . . . . . . . . . . . . . . . . .        965      1,226
   Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . . . . . . .         --         --

SHAREHOLDERS' EQUITY
   Common stock series C, par value $0.01; 15,000,000 shares authorized,
         10,000,000 shares issued and outstanding at June 27, 2003 and June 28, 2002.        100        100
   Common stock series M, par value $0.01; 7,500,000 shares authorized, 100
         shares issued and outstanding at June 27, 2003 and June 28, 2002 . . . . . .         --         --
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     48,449     49,355
   Retained earnings and (accumulated deficit). . . . . . . . . . . . . . . . . . . .      1,264       (550)
                                                                                       ---------  ----------
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .     49,813     48,905
                                                                                       ---------  ----------
         Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . .  $  92,749  $  70,935
                                                                                       =========  ==========

See accompanying notes to consolidated financial statements

                              AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                     YEAR      THREE MONTHS     NINE MONTHS       YEAR
                                                    ENDED          ENDED           ENDED         ENDED
                                                   JUNE 29,    SEPTEMBER 29,     JUNE 28,       JUNE 27,
                                                     2001          2001            2002           2003
                                                  ----------  ---------------  -------------  ------------
                                                         PREDECESSOR CO.              SUCCESSOR CO.
                                                  ---------------------------  ---------------------------
Revenues:
   Net sales . . . . . . . . . . . . . . . . . .  $ 217,375   $       21,107   $     64,234   $    71,847
   Other revenues. . . . . . . . . . . . . . . .     24,399            5,137         18,584        20,293
                                                  ----------  ---------------  -------------  ------------
         Total revenues. . . . . . . . . . . . .    241,774           26,244         82,818        92,140
Costs and expenses:
   Cost of sales . . . . . . . . . . . . . . . .    174,999           16,086         52,184        63,878
   Selling, general and administrative . . . . .     77,948           10,290         28,703        29,566
   Restructuring charges, goodwill and asset
      impairment . . . . . . . . . . . . . . . .    139,216               --             --            --
                                                  ----------  ---------------  -------------  ------------
         Total costs and expenses. . . . . . . .    392,163           26,376         80,887        93,444
                                                  ----------  ---------------  -------------  ------------
         Operating income (loss) . . . . . . . .   (150,389)            (132)         1,931        (1,304)

Interest expense . . . . . . . . . . . . . . . .    (11,231)            (214)          (825)         (955)
Other income (expense) . . . . . . . . . . . . .        813               88            245           363
                                                  ----------  ---------------  -------------  ------------
         Income (loss) before items shown below.   (160,807)            (258)         1,351        (1,896)

Reorganization items:
   Fresh-Start adjustments . . . . . . . . . . .         --           18,863             --            --
   Reorganization costs. . . . . . . . . . . . .     (2,796)          (1,433)            --            --
                                                  ----------  ---------------  -------------  ------------

         Income (loss) before items shown below.   (163,603)          17,172          1,351        (1,896)

   Income tax expense (benefit). . . . . . . . .     16,239               20            247           282
                                                  ----------  ---------------  -------------  ------------
         Income (loss) before items shown below.   (179,842)          17,152          1,104        (2,178)

Earnings (losses) in affiliates. . . . . . . . .        492              145            409           606
Minority interests . . . . . . . . . . . . . . .        142              (50)          (249)         (242)
                                                  ----------  ---------------  -------------  ------------
         Income (loss) before items shown below.   (179,208)          17,247          1,264        (1,814)

Extraordinary item:
         Gain on forgiveness of debt . . . . . .         --          139,130             --            --
                                                  ----------  ---------------  -------------  ------------
         Net income (loss) . . . . . . . . . . .  $(179,208)  $      156,377   $      1,264   $    (1,814)
                                                  ==========  ===============  =============  ============

Earnings (loss) per share - basic and diluted:
   Income (loss) . . . . . . . . . . . . . . . .  N/A         N/A              $       0.13   $     (0.18)
                                                  ==========  ===============  =============  ============

Weighted average shares
   Outstanding - basic and diluted . . . . . . .  N/A         N/A                10,000,100    10,000,100
                                                  ==========  ===============  =============  ============

See accompanying notes to consolidated financial statements

                                     AMERICAN  HOMESTAR  CORPORATION  AND  SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        (IN THOUSANDS EXCEPT FOR SHARE INFORMATION)


                                                                                               RETAINED
                                                                                   ADDITIONAL  EARNINGS           TOTAL
                                      PREFERRED STOCK           COMMON STOCK         PAID-IN (ACCUMULATED      SHAREHOLDERS'
                                     SHARES     VALUE       SHARES      PAR VALUE    CAPITAL    DEFICIT)          EQUITY
                                    ---------  --------  ------------  -----------  ---------  ----------       ----------
BALANCES AT JUNE 30, 2000            509,167   $ 6,110    18,423,707   $      921     62,519   $  23,352        $  92,902
Redemption of preferred stock       (375,000)   (4,500)           --           --         --          --           (4,500)
Payment of preferred stock
   dividends                              --        --            --           --         --        (521)            (521)
Net loss                                  --        --            --           --         --    (179,208)        (179,208)
                                    ---------  --------  ------------  -----------  ---------  ----------       ----------

BALANCES AT JUNE 29, 2001            134,167     1,610    18,423,707          921     62,519    (156,377)         (91,327)

Net loss                                  --        --            --           --         --      (1,616)  (1)     (1,616)
                                    ---------  --------  ------------  -----------  ---------  ----------       ----------

PREDECESSOR COMPANY
   BALANCES AT SEPTEMBER 29,
   2001                              134,167     1,610    18,423,707          921     62,519    (157,993)         (92,943)

Cancellation of former equity
   under the Plan of
   Reorganization                   (134,167)   (1,610)  (18,423,707)        (921)   (62,519)    157,993           92,943
Issuance of new equity interest in
   connection with emergence
   from Chapter 11                        --        --            --           --     30,179          --           30,179
Issuance of new Series M
   common stock in connection
   with emergence from Chapter 11         --        --           100           --         --          --               --
                                    ---------  --------  ------------  -----------  ---------  ----------       ----------

SUCCESSOR COMPANY
   BALANCES AT
   SEPTEMBER 29, 2001                     --        --           100           --     30,179          --           30,179

Issuance of new Series C
   common stock                           --        --     3,922,280           39        (39)         --               --
Series C common stock held in
   constructive trust                     --        --     6,077,720           61        (61)         --               --
Income tax refund recorded as
   paid-in capital                        --        --            --           --     18,370          --           18,370
Net income                                --        --            --           --         --       1,264            1,264
                                    ---------  --------  ------------  -----------  ---------  ----------       ----------

SUCCESSOR COMPANY
   BALANCES AT JUNE 28, 2002              --        --    10,000,100          100     48,449       1,264           49,813

Issuance of new Series C common
   stock                                  --        --       946,970            9         (9)         --               --
Series C common stock held in
   constructive trust                     --        --      (946,970)          (9)         9           -               --
Liquidation and plan reserve
   adjustment recorded as paid-in
   capital                                --        --            --           --        400          --              400
Claims reserve adjustment recorded
   as paid-in capital                     --        --            --           --        506          --              506
Net loss                                  --        --            --           --         --      (1,814)          (1,814)
                                    ---------  --------  ------------  -----------  ---------  ----------       ----------

SUCCESSOR COMPANY
   BALANCES AT JUNE 27, 2003              --   $    --    10,000,100   $   100  -   $ 49,355   $    (550)       $  48,905
                                    =========  ========  ============  ===========  =========  ==========       ==========

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

                                      AMERICAN  HOMESTAR  CORPORATION  AND  SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)


                                                                                                     YEAR      THREE MONTHS
                                                                                                    ENDED          ENDED
                                                                                                   JUNE 29,    SEPTEMBER 29,
                                                                                                     2001          2001
                                                                                                        PREDECESSOR CO.
                                                                                                  ---------------------------
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(179,208)  $      156,377
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
   Fresh-Start adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          (18,863)
   Extraordinary item - Gain on forgiveness of debt. . . . . . . . . . . . . . . . . . . . . . .         --         (139,130)
   Tax refund. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --               --
      Loss (Gain) on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --               --
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,799              748
      Minority interests in income of consolidated subsidiaries. . . . . . . . . . . . . . . . .       (141)              50
      Losses (earnings) in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,427             (145)
      Restructuring charges, goodwill and asset
         impairments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    102,751               --
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,753               --
      Change in assets and liabilities:
         Increase (decrease) in receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .     34,216            1,396
         Increase (decrease) in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .     64,444              584
         Increase (decrease) in prepaid expenses, notes receivable and other current
            assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,841              903
         Increase (decrease) in notes receivable and other assets. . . . . . . . . . . . . . . .     11,426              (95)
         Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (24,245)          (2,216)
         Increase (decrease) in accrued expenses and other liabilities . . . . . . . . . . . . .    (22,308)           1,527
         Payment and other changes in Plan obligations . . . . . . . . . . . . . . . . . . . . .         --               --
         Decrease in long term debt and floor plan . . . . . . . . . . . . . . . . . . . . . . .   (156,365)              --
         Increase in liabilities subject to compromise under reorganization
            proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    148,756               --
                                                                                                  ----------  ---------------
            Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . . .      9,146            1,136
                                                                                                  ----------  ---------------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment . . . . . . . . . . . . . . . . . . . . .      4,701               --
   Proceeds from sale of assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . . .         --               --
   Purchases of property, plant and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .     (1,239)             (76)
   Dividends from unconsolidated affiliate . . . . . . . . . . . . . . . . . . . . . . . . . . .         --               --
   Investment in affiliate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --               --
                                                                                                  ----------  ---------------
            Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . .      3,462              (76)
                                                                                                  ----------  ---------------
Cash flows from financing activities:
   Participation in floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,503               --
   Borrowings under floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     76,198            9,368
   Repayments of floor plan payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (118,217)         (12,843)
   Proceeds from long-term debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .          4              214
   Principal payments of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,171)             (99)
   Change in restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,297)          (4,563)
   Redemption of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,500)              --
   Payment of preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (521)              --
                                                                                                  ----------  ---------------
            Net cash provided by (used in) financing
               activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (34,001)          (7,923)
                                                                                                  ----------  ---------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    (21,393)          (6,863)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . .     43,570           22,177
                                                                                                  ----------  ---------------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  22,177   $       15,314
                                                                                                  ==========  ===============

Supplemental Cash Flow Information
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      64   $           25
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,031              233
                                                                                                  ==========  ===============

Non-cash investing and financing activities:
   Sale of assets in exchange for debt reduction . . . . . . . . . . . . . . . . . . . . . . . .  $   5,666   $           --
   Stock issuance recorded as reduction in paid in capital . . . . . . . . . . . . . . . . . . .         --               --
                                                                                                  ==========  ===============


                                                                                                   NINE MONTHS      YEAR
                                                                                                      ENDED        ENDED
                                                                                                    JUNE 28,      JUNE 27,
                                                                                                      2002          2003
                                                                                                        SUCCESSOR CO.
                                                                                                  -------------------------
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      1,264   $  (1,814)
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
   Fresh-Start adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          --
   Extraordinary item - Gain on forgiveness of debt. . . . . . . . . . . . . . . . . . . . . . .            --          --
   Tax refund. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,370
      Loss (Gain) on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18         (77)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           448         642
      Minority interests in income of consolidated subsidiaries. . . . . . . . . . . . . . . . .           249         242
      Losses (earnings) in affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (409)       (606)
      Restructuring charges, goodwill and asset
         impairments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          --
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          --
      Change in assets and liabilities:
         Increase (decrease) in receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .          (396)        146
         Increase (decrease) in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,122)     (3,019)
         Increase (decrease) in prepaid expenses, notes receivable and other current
            assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,770        (151)
         Increase (decrease) in notes receivable and other assets. . . . . . . . . . . . . . . .           149          (1)
         Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,097)        (23)
         Increase (decrease) in accrued expenses and other liabilities . . . . . . . . . . . . .        (4,684)     (2,558)
         Payment and other changes in Plan obligations . . . . . . . . . . . . . . . . . . . . .         1,081      (2,436)
         Decrease in long term debt and floor plan . . . . . . . . . . . . . . . . . . . . . . .            --          --
         Increase in liabilities subject to compromise under reorganization
            proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          --
                                                                                                  -------------  ----------
            Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . . .        12,641      (9,655)
                                                                                                  -------------  ----------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment . . . . . . . . . . . . . . . . . . . . .             3         522
   Proceeds from sale of assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . . .           581       1,107
   Purchases of property, plant and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .          (155)       (407)
   Dividends from unconsolidated affiliate . . . . . . . . . . . . . . . . . . . . . . . . . . .           272         222
   Investment in affiliate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (31)       (296)
                                                                                                  -------------  ----------
            Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . .           670       1,148
                                                                                                  -------------  ----------

Cash flows from financing activities:
   Participation in floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          --
   Borrowings under floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,382      10,100
   Repayments of floor plan payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (21,315)    (23,963)
   Proceeds from long-term debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .           275          --
   Principal payments of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (299)       (443)
   Change in restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,582       5,453
   Redemption of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          --
   Payment of preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          --
                                                                                                  -------------  ----------
            Net cash provided by (used in) financing
               activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,625      (8,853)
                                                                                                  -------------  ----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .        16,936     (17,360)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . . . . . . . . . .        15,314      32,250
                                                                                                  -------------  ----------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     32,250   $  14,890
                                                                                                  =============  ==========

Supplemental Cash Flow Information
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        296   $     360
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           850         926
                                                                                                  =============  ==========

Non-cash investing and financing activities:
   Sale of assets in exchange for debt reduction . . . . . . . . . . . . . . . . . . . . . . . .  $        442   $      --
   Stock issuance recorded as reduction in paid in capital . . . . . . . . . . . . . . . . . . .           100          --
                                                                                                  =============  ==========

See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  REORGANIZATION  (IN  2001)  AND  BASIS  OF  REPORTING

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

     Treatment of Equity: Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. The Company has issued 10 million shares of Series C common stock and 100 shares of Series M common stock. As of June 27, 2003, 4,869,250 shares of Series C common stock had been issued to specific shareholders with allowed claims and 5,130,750 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 27, 2003 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. Options for 4,899,900 shares have been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of June 27, 2003, options for 969,980 shares were vested.

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

     Tax Claims: Our Plan allows certain tax claims to be paid over a period of up to 72 months following the date of the assessment of those taxes. The Plan authorizes the Company and its subsidiaries to pay tax claims over a period of up to 60 months, with interest.

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

     Secured Claims by Primary Lender: As part of the Plan, the Company and several of its subsidiaries entered into a new financing arrangement with the Company's principal secured lender. The arrangement provided for substantial debt forgiveness by the secured lender and for the extension of a 36-month loan by the secured lender. The new loan is secured by substantially all of the Company's inventory and real estate and by certain other assets (including certain specified cash deposits, totaling approximately $4.2 million at June 28, 2002 and $0.6 million at June 27, 2003, which are included in restricted cash on the balance sheet included in the Company's financial statements). The inventory credit line originally provided for borrowings up to a maximum limit of $38 million, although the available amount under the loan varied based on various covenants and other requirements. Maximum borrowings peaked at approximately $21 million. In June 2003, American Homestar amended this inventory financing agreement with the lender to allow for a pay-down, using approximately $5.7 million held by the lender in a restricted cash collateral account. Under the financing agreement, all net cash proceeds from the sale or lease of the Company's idle facilities have been deposited into the cash collateral account and those funds have been otherwise unavailable to the Company. Proceeds from the future sale or lease of idle facilities will also be available for further debt reduction, under certain circumstances, at the Company's option. As part of this amendment, maximum borrowings under the inventory credit line were also voluntarily reduced to $12 million. The loan is secured by substantially all of the Company's inventory and real estate and by certain other assets. At June 27, 2003 the amount outstanding was approximately $6.8 million.

BASIS  OF  REPORTING

     Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and the Company has recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan, was not material. The adjustment to eliminate the accumulated deficit totaled $158 million of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments. The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting (the Company being referred to herein as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the nine months ended June 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the twelve months ended June 27, 2003 for the Successor Company are not comparable to the results of operations and cash flows for the twelve months ended June 28, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and nine months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

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

                                                                   September 29,      Debt       Fresh-Start    Reorganized
                                                                       2001         Discharge      Entries     Balance Sheet
                                                                  -----------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $       19,767   $            $     (4,453)  $       15,314
   Cash - reserved for claims. . . . . . . . . . . . . . . . . .              --                       4,453            4,453
   Cash - restricted . . . . . . . . . . . . . . . . . . . . . .           8,563                                        8,563
   Accounts receivable - trade, net. . . . . . . . . . . . . . .           2,251                                        2,251
   Accounts receivable - other, net. . . . . . . . . . . . . . .             332                                          332
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          25,453                      (2,569)          22,884
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .           1,201                                        1,201
   Notes receivable. . . . . . . . . . . . . . . . . . . . . . .             285                                          285
   Other current assets. . . . . . . . . . . . . . . . . . . . .           1,076                                        1,076
                                                                  -----------------------------------------------------------
         Total current assets. . . . . . . . . . . . . . . . . .          58,928           --         (2,569)          56,359
                                                                  -----------------------------------------------------------

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             383                                          383
Investments in affiliates, at equity . . . . . . . . . . . . . .           3,037                                        3,037
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . .             321                                          321
Property, plant and equipment. . . . . . . . . . . . . . . . . .          22,025                     (11,562)          10,463
Assets held for sale . . . . . . . . . . . . . . . . . . . . . .           6,043                                        6,043
                                                                  -----------------------------------------------------------
                                                                  $       90,737           --   $    (14,131)  $       76,606
                                                                  ===========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Floor plan payable. . . . . . . . . . . . . . . . . . . . . .  $       19,622                               $       19,622
   Current installments of notes payable . . . . . . . . . . . .             331                                          331
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           2,412                                        2,412
   Accrued salaries and benefits . . . . . . . . . . . . . . . .             825                                          825
   Accrued federal and state taxes payable . . . . . . . . . . .              56                                           56
   Other reserves. . . . . . . . . . . . . . . . . . . . . . . .           2,069        3,073                           5,142
   Other taxes . . . . . . . . . . . . . . . . . . . . . . . . .             653                                          653
   Warranty reserve. . . . . . . . . . . . . . . . . . . . . . .           2,145                                        2,145
   Customer deposits . . . . . . . . . . . . . . . . . . . . . .             922                                          922
   Accrued other liabilities . . . . . . . . . . . . . . . . . .           3,687                                        3,687
   Deferred income . . . . . . . . . . . . . . . . . . . . . . .             337                                          337
   Liquidation and plan reserve. . . . . . . . . . . . . . . . .              --                       1,877            1,877
   Claims reserve. . . . . . . . . . . . . . . . . . . . . . . .              --        4,453                           4,453
   Initial distribution payable. . . . . . . . . . . . . . . . .              --        2,100                           2,100
                                                                  -----------------------------------------------------------
         Total current liabilities . . . . . . . . . . . . . . .          33,059        9,626          1,877           44,562
                                                                  -----------------------------------------------------------

Notes payable, less current installments . . . . . . . . . . . .           1,149                                        1,149
Minority interest in consolidated subsidiary . . . . . . . . . .             716                                          716
Liabilities subject to compromise under reorganization
   proceedings . . . . . . . . . . . . . . . . . . . . . . . . .         148,756     (148,756)                             --

Shareholders' Equity (Deficit):
   Preferred stock, no par value; 5,000,000 shares authorized,
      509,167 shares issued and outstanding. . . . . . . . . . .           1,610                      (1,610)              --
   Common stock, $0.05 par value; 50,000,000 shares authorized,
      18,423,707 shares issued and outstanding . . . . . . . . .             921                        (921)              --
   Common stock series C, par value  $0.01 (15,000,000 shares
      authorized, 10,000,000 shares issued). . . . . . . . . . .              --                                           --
   Common stock series M, par value $0.01 (7,500,000 shares
      authorized, 100 shares outstanding). . . . . . . . . . . .              --                                           --
   Additional paid in capital. . . . . . . . . . . . . . . . . .          62,519                     (32,340)          30,179
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . .        (157,993)     139,130         18,863               --
                                                                  -----------------------------------------------------------
         Total Shareholders' Equity (Deficit). . . . . . . . . .         (92,943)                    (16,008)          30,179
                                                                  -----------------------------------------------------------
                                                                  $       90,737   $       --   $    (14,131)  $       76,606
                                                                  ===========================================================

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(3)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION  AND  GENERAL

     The consolidated financial statements include the accounts of American Homestar Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform with the 2003 presentation. The Company also owns a 50% interest in two financing joint ventures (Homestar 21st, LLC and American Homestar Mortgage, L.P.) and a 49.5% interest in Humble Springs LTD, a land development joint venture, which are accounted for under the equity method of accounting.

     The Company's fiscal year ends on the Friday closest to June 30 and each interim period ends on the Friday closest to the end of the respective calendar period.

ACCOUNTING  ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Significant estimates were made to determine the following amounts reflected on the Company's consolidated balance sheets:

     - Property Plant and Equipment, according to provisions for "Fresh-Start" Reporting, were reflected at their estimated fair market value at September 29, 2001 and at cost for additions subsequent to September 29, 2001, less accumulated depreciation for the period subsequent to September 29, 2001. The determination of periodic depreciation expense requires an estimate of the remaining useful lives of each asset.

     -    Assets  Held  For  Sale  are reflected at estimated fair market value.

     - Warranty Reserves include an estimate of all future warranty-related service expenses that will be incurred as to all homes previously sold, which are still within the one-year warranty period. These estimates are based on average historical warranty expense per home, applied to the number of homes

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Manufacturing sales to independent dealers and subdivision developers are recognized as revenue when the following criteria are met:

     -    there  is  a  firm  retail  commitment  from  the  dealer;
     - there is a financial commitment (e.g. an approved floor plan source, cash or cashiers check received in advance or, in the case of certain subdivision developers, a financial commitment acceptable to management);
     -    the  home  is  completely  finished;
     -    the  home  is  invoiced;  and
     -    the  home  has  been  shipped.

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

PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment, were recorded at cost at June 29, 2001 or, as required by Fresh-Start Reporting, were reflected at management's estimate of fair market value at September 29, 2001, and since that date additions

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


are recorded at cost. Depreciation on property, plant and equipment is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the useful lives of the improvements or lease periods, whichever is shorter. The Company has 4 manufacturing plants and several non-core retail sales centers that are not in operation which are classified as assets held for sale and are reflected at management's estimate of net realizable value.

     The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 144, which superceded SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal year 2001, the Company recorded long-term asset impairments of approximately $38.8 million.

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

     In fiscal year 2000 the Company evaluated the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal years 2001, the Company recorded a goodwill write-off of approximately $63.9.

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

ACCRUED  WARRANTY  AND  SERVICE  COSTS

     The Company makes a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of retail sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in cost of sales in the consolidated statements of operations. For the year ended June 29, 2001, the three months ended September 29, 2001, the nine months ended June 28, 2002 and

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the year ended June 27, 2003, warranty and service costs were $ 10.6 million, $0.7 million, $2.0 million and $2.0 million respectively.

EARNINGS  PER  SHARE

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. Options granted under the Company's 2001 Management Incentive Program are not reflected in diluted earnings per share as there have been no sales and no quoted and asked prices for the stock. Per share data for the periods ended June 29, 2001 and September 29, 2001 have been omitted as the Company was in bankruptcy during these periods and the amount does not reflect the current capital structure.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

       In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001, and its adoption has not had a material impact on our financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002, and its adoption has not had a material impact on our financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the accounting for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001, and its adoption has not had a material impact on our financial condition or results of operations.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statements No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of Statement No. 4 and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of SFAS 145 will have a material effect on our financial condition or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 will have a material effect on our financial condition or results of operations.

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation using the intrinsic method as permitted by SFAS 123 and prominently disclose the additional information required by SFAS 148 in our annual and interim reports.

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operation.

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

                              MANUFACTURING           RETAIL
                           RESTRUCTURINGS (1)   RESTRUCTURING (2)   CORPORATE (3)    TOTAL
                           -----------------------------------------------------------------
   Cost of sales           $               100  $               --  $           --  $    100
   Selling, general and
      Administrative                        --                  --              --        --
   Restructuring costs:
      Goodwill write-off,               61,466               2,436              --        --
      Long-term asset
         Impairments                    19,161              19,688              --        --
      Receivable
         impairments                     3,919               7,633          10,698        --
      Other                                 --                  --          14,215   139,216
                           -----------------------------------------------------------------
            Total          $            84,646  $           29,757  $       24,913  $139,316
                           =================================================================

__________________________
     1) Restructuring charges relative to the closure of eight manufacturing plants in Oregon, Idaho, Alabama and North Carolina.
     2) Restructuring charges relative to the closure of 58 retail centers in Oregon, Washington, New Mexico, Colorado, Alabama, Tennessee, Kentucky, North Carolina and South Carolina.
     3) Restructuring charges relative the impairment of receivables and provision for other costs and expenses associated with the closure of the above.

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

(5)  REORGANIZATION  COSTS

     Prior to the Company's emergence from bankruptcy, professional fees and similar type expenditures directly relating to the Chapter 11 proceedings were classified as reorganization costs and were expensed as incurred. Reorganization costs, primarily professional fees, for the year ended June 29, 2001, and for the three month period ended September 29, 2001 were $2.8 million and $1.4 million, respectively. Reorganization costs after emergence from bankruptcy have been charged against the liquidation and plan reserve liability established as a result of Fresh-Start Reporting at September 29, 2001.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  INVENTORIES

     A summary of inventories, net of valuation reserves follows (in thousands):

                                        JUNE 28,   JUNE 27,
                                          2002       2003
                                        ---------  ---------
     Manufactured homes:
        New. . . . . . . . . . . . . .  $  22,987  $  22,620
        Used . . . . . . . . . . . . .      1,995      1,994
     Homesites:
        Land . . . . . . . . . . . . .          0        891
        Improvements . . . . . . . . .          0      2,345
     Furniture and supplies. . . . . .        468        423
     Raw materials and work-in-process      1,556      1,752
                                        ---------  ---------
              Total. . . . . . . . . .  $  27,006  $  30,025
                                        =========  =========

     Substantially all the Company's new and used manufactured homes were pledged as collateral against its floor plan credit facility (see note 12).

(7)  PROPERTY,  PLANT  AND  EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                       USEFUL    JUNE 28,   JUNE 27,
                                                       LIVES       2002       2003
                                                     ----------  ---------  ---------
                                                                 $   7,017
     Land . . . . . . . . . . . . . . . . . . . . .           -             $   6,821
     Buildings. . . . . . . . . . . . . . . . . . .  5-30 years      2,573      2,455
     Machinery and equipment. . . . . . . . . . . .  5-10 years        430        461
     Furniture and equipment. . . . . . . . . . . .     5 years        432        579
     Vehicles . . . . . . . . . . . . . . . . . . .     3 years         26         13
     Leasehold improvements . . . . . . . . . . . .  5-13 years        287        264
                                                                 ---------  ---------
              Total                                                 10,765     10,593
     Less accumulated depreciation and amortization                    616      1,124
                                                                 ---------  ---------
              Property, plant and equipment, net                 $  10,149  $   9,469
                                                                 =========  =========

     Substantially all the Company's property, plant and equipment were pledged as collateral against its floor plan credit facility (see note 12).

(8)  ASSETS  HELD  FOR  SALE

     Under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets) where there were no current intentions to reactivate these facilities for future core operations. Management estimates the fair market value of these assets at June 28, 2002 and June 27, 2003 to be approximately $5.4 million and $ 3.4 million, respectively. The Company has reported these assets as Assets held for sale and is actively seeking to sell or lease these properties. Net cash proceeds resulting from such sale or lease will be deposited in the restricted cash collateral account. The Company sold two non-core retail sales centers in fiscal 2002 and two non-core manufacturing plants in fiscal 2003.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  PREPAID EXPENSES, NOTES RECEIVABLE AND OTHER ASSETS

     A summary of other assets follows (in thousands):

                                                                        JUNE 28,   JUNE 27,
                                                                          2002       2003
                                                                        ---------  ---------
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .  $     568  $     390
     Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . .        453        577
     Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        251        532
     Net cash surrender value of company-owned life insurance. . . . .         75         --
                                                                        ---------  ---------

                 Total . . . . . . . . . . . . . . . . . . . . . . . .      1,347      1,499

     Less current portion. . . . . . . . . . . . . . . . . . . . . . .        792        943
                                                                        ---------  ---------
              Prepaid expenses, notes receivable and other assets less
                 current portion . . . . . . . . . . . . . . . . . . .  $     555  $     556
                                                                        =========  =========

(10) INCOME  TAXES

     The provision for income taxes related to operations in the consolidated statements of operations is summarized below (in thousands):

                                           YEAR      THREE MONTHS    NINE MONTHS     YEAR
                                           ENDED        ENDED           ENDED        ENDED
                                         JUNE 29,   SEPTEMBER 29,     JUNE 28,     JUNE 27,
                                           2001          2001           2002         2003
                                         ---------  --------------  -------------  ---------
                                               PREDECESSOR CO.            SUCCESSOR CO.
                                         -------------------------  ------------------------
     Federal-current expense (benefit).  $      --  $           20  $        295   $     250
     Federal-deferred expense (benefit)     16,239              --           (48)         32
     State-current expense (benefit). .         --              --            --          --
     State-deferred expense (benefit) .         --              --            --          --
                                         ---------  --------------  -------------  ---------
          Total . . . . . . . . . . . .  $  16,239  $           20  $        247   $     282
                                         =========  ==============  =============  =========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company files a consolidated return for federal tax purposes; accordingly, taxes at statutory rates are computed based on earnings before earnings in affiliates and minority interests. The provision for income taxes related to operations varied from the amount computed by applying the U.S.
federal  statutory  rate  as  a  result  of  the  following:

                                               YEAR      THREE MONTHS     NINE MONTHS      YEAR
                                              ENDED          ENDED           ENDED        ENDED
                                             JUNE 29,    SEPTEMBER 29,     JUNE 28,      JUNE 27,
                                               2001          2001            2002          2003
                                            ----------  ---------------  -------------  ----------
                                                   PREDECESSOR CO.             SUCCESSOR CO.
                                            ---------------------------  -------------------------
     Computed "expected" tax expense
        (benefit). . . . . . . . . . . . .  $ (57,261)  $        6,010   $        473   $    (663)
     State income tax, net of federal tax
        benefit. . . . . . . . . . . . . .       (245)              --             --          --
     Nondeductible goodwill. . . . . . . .     11,746               --             --          --
     Nondeductible restructing cost. . . .        869            7,779            489          --
     Carry back of net operating loss
        recorded in equity . . . . . . . .     18,370               --             --          --
     Other, net. . . . . . . . . . . . . .      2,005            2,100            245         (20)
     Increase (decrease) in valuation
        allowance. . . . . . . . . . . . .     40,755          (15,869)          (960)        965
                                            ----------  ---------------  -------------  ----------
              Total. . . . . . . . . . . .  $  16,239   $           20   $        247   $     282
                                            ==========  ===============  =============  ==========

     The Job Creation and Worker Assistance Act of 2002 extended the loss carry back period for losses generated in fiscal 2001 and 2002. Accordingly, the Company was eligible for a refund of federal income taxes paid in fiscal years 1997 and 1998. During the year ended June 28, 2002, the Company received such refund of approximately $18.4 million. The tax refund has been reflected in the equity section of the Consolidated Balance Sheet in accordance with Fresh-Start accounting as an addition to Additional paid-in capital. The Company's remaining net operating loss carry forward from the year June 28, 2002 was offset entirely by income from discharge of indebtedness as a result of the Company's reorganization.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                           JUNE 28,    JUNE 27,
                                                             2002        2003
                                                          ----------  ----------
Current deferred tax assets:
  Uniform capitalization of interest . . . . . . . . . .  $     128   $      62
  Inventory reserve. . . . . . . . . . . . . . . . . . .        252         160
  Allowance for doubtful accounts. . . . . . . . . . . .        270         235
  Liabilities not deductible until paid. . . . . . . . .      1,266       2,034
                                                          ----------  ----------
  Total before valuation allowance . . . . . . . . . . .      1,916       2,491
  Valuation allowance. . . . . . . . . . . . . . . . . .     (1,916)     (2,491)
                                                          ----------  ----------
     Current deferred tax assets . . . . . . . . . . . .  $      --   $      --
                                                          ==========  ==========

Noncurrent deferred tax assets (liabilities):
  Goodwill amortization and write-offs . . . . . . . . .  $  14,223   $  12,940
  Plant and equipment, principally due to differences in
    depreciation and estimated costs to dispose of
    manufacturing facilities . . . . . . . . . . . . . .     12,853       9,066
  Impairment of assets . . . . . . . . . . . . . . . . .          8          --
  Net operating loss carry forward . . . . . . . . . . .         --       5,468
                                                          ----------  ----------
  Total before valuation allowance . . . . . . . . . . .     27,084      27,474
  Valuation allowance. . . . . . . . . . . . . . . . . .    (27,084)    (27,474)
                                                          ----------  ----------
      Noncurrent deferred tax assets, net. . . . . . . .  $      --   $      --
                                                          ==========  ==========

     The Company generated a net operating loss for tax purposes in the year ended June 27, 2003, of $15.6 million. This net operating loss is available to offset taxable income until June 30, 2023.

     In assessing the realizability of deferred income tax assets, the Company considers whether that it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and the net operating loss become deductible. Due to the recent historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses
through  June  27,  2003  will  be  realized.   Accordingly,  the  Company  has
recognized a full valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                 JUNE 28,   JUNE 27,
                                                                   2002       2003
                                                                ---------  ---------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . $  17,494  $   7,110
                                                                =========  =========

     Total liabilities. . . . . . . . . . . . . . . . . . . . . $  11,147  $     191
     Shareholders' equity . . . . . . . . . . . . . . . . . . . $   6,347  $   6,919
                                                                =========  =========

     Total revenues . . . . . . . . . . . . . . . . . . . . . . $   2,706  $   3,119
     Net income . . . . . . . . . . . . . . . . . . . . . . . . $   1,107  $   1,016
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

                                                              JUNE 28,   JUNE 27,
                                                                2002       2003
                                                             ---------  ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . . $      63  $     263
                                                             =========  =========

     Total liabilities . . . . . . . . . . . . . . . . . . . $      --  $       5
     Owners' equity. . . . . . . . . . . . . . . . . . . . . $      63  $     258
                                                             =========  =========

     Total revenues. . . . . . . . . . . . . . . . . . . . . $      --  $     544
     Net income. . . . . . . . . . . . . . . . . . . . . . . $      --  $     195
                                                             =========  =========

     Subsequent to June 27, 2003 we reached agreement with our venture partner in Homestar Mortgage to cease operations effective July 31, 2003.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In March, 2003, the Company invested $50 for a 49.5% interest in Humble Springs LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of whom are affiliated with the Company. Under the terms of the partnership agreement, the land developer guarantees all debt of the partnership and the Company provides for the cash needs of the venture (to a maximum of $547,000) in the form of additional capital contributions for which it will receive a preferred return when the development project is completed. As of June 27, 2003, American Homestar had contributed a total of $296,000. The Company accounts for its investment in Humble Springs LTD using the equity method. Summary unaudited financial information for Humble Springs LTD as of and for the period indicated is as follows (in thousands):

                                                              JUNE 28,   JUNE 27,
                                                                2002       2003
                                                             ---------  ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . . $      --  $     783
                                                             =========  =========

     Total liabilities . . . . . . . . . . . . . . . . . . . $      --  $     487
     Owners' equity. . . . . . . . . . . . . . . . . . . . . $      --  $     296
                                                             =========  =========

     Total revenues. . . . . . . . . . . . . . . . . . . . . $      --  $      --
     Net income. . . . . . . . . . . . . . . . . . . . . . . $      --  $      --
                                                             =========  =========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) NOTES  AND  FLOOR  PLAN  PAYABLE

     On October 3, 2001, the Company entered into a floorplan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of its display models and inventory homes. The balance outstanding at June 28, 2002 was $20.7 million and the balance at June 27, 2003 was $6.8 million. The maximum allowance under the line of credit is $38 million with various sub-limits for each category of inventory financed and the line is contractually committed until October 2, 2004. Two liquidating lines, with a combined balance of $1.4 million, were paid off during the three-month period ended September 27, 2002. As the Company paid down the liquidating lines, additional borrowing capacity became available under the revolving lines. The revolving portions of the line carry an annual interest rate of prime plus 1%. The liquidating portions of the original line carried no interest for the first six months (which expired April 3, 2002) and thereafter accrued interest at a rate of prime plus 1% per annum (5.75% at June 28, 2002 and 5.0 % at June 27, 2003).

     In June 2003, American Homestar amended this inventory financing agreement with the lender to allow for a pay-down, using approximately $5.7 million held by the lender in a restricted cash collateral account. Under the financing agreement, all net cash proceeds from the sale or lease of the Company's idle facilities have been deposited into the cash collateral account and those funds have been otherwise unavailable to the Company. Proceeds from the future sale or lease of idle facilities will also be available for further debt reduction, under certain circumstances, at the Company's option. As part of this amendment, maximum borrowings under the inventory credit line were also voluntarily reduced to $12 million.

     The floor plan payable is secured by substantially all of the Company's inventory, real estate and by certain other assets (including certain specific cash deposits, approximately $0.6 million at June 27, 2003 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests the Company is required to meet under its floor plan agreements. One test is floor plan debt compared to total assets (as defined). The other test is a minimum cash balances requirements. At June 27, 2003 and for all prior periods as of and after September 29, 2001, the Company was in compliance with all covenants.

     Amounts due under the floor plan credit facility follows (in thousands):

                                                                       JUNE 28,   JUNE 27,
                                                                         2002       2003
                                                                      ---------  ---------
     Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . $  20,689  $   6,826
                                                                      =========  =========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of notes payable, all to non-financial institutions unless otherwise noted, with no covenants follows (in thousands):

                                                                                  JUNE 28,   JUNE 27,
                                                                                    2002       2003
                                                                                  ---------  ---------
     Notes payable in monthly installment, including interest of 10.0% due
        through August 2008; secured by real property. . . . . . . . . . . . . .        306        276
     Note payable to Associates in monthly installments, principal only, due
        through July 2002; secured by lot signs and equipment. . . . . . . . . .         20          0
     Note payable in monthly installments, including interest of 10.0% due
        through November 2010; secured by real property. . . . . . . . . . . . .        131        121
     Note payable in monthly installments, including interest of 10.0%, due
        through September 2007; secured by real property . . . . . . . . . . . .        106         90
     Note payable to an individual and a financial institution in monthly installments, including interest of 9.5%, due through July 2012; secured
        by real property . . . . . . . . . . . . . . . . . . . . . . . . . . . .         91         85
     Note payable in monthly installments, including interest of 8.0%, due
        through July 2008; secured by real property. . . . . . . . . . . . . . .         79          0
     Bank revolving line of credit, bearing interest at prime plus 1% due
        June, 2003; secured by affiliate accounts receivable . . . . . . . . . .        250          0
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31          0
                                                                                  ---------  ---------
                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,014  $     572
     Less current installments . . . . . . . . . . . . . . . . . . . . . . . . .        370         70
                                                                                  ---------  ---------
                    Notes payable, less current installments . . . . . . . . . .  $     644  $     502
                                                                                  =========  =========

     The aggregate maturities of notes payable for each of the five years and thereafter as of to June 27, 2003 are as follows (in thousands):

     2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 70
     2005 . . . . . . . . . . . . . . . . . . . . . . . . . . .   76
     2006 . . . . . . . . . . . . . . . . . . . . . . . . . . .   85
     2007 . . . . . . . . . . . . . . . . . . . . . . . . . . .   94
     2008 . . . . . . . . . . . . . . . . . . . . . . . . . . .   83
     Thereafter . . . . . . . . . . . . . . . . . . . . . . . .  164
                                                                ----
                . . . . . . . . . . . . . . . . . . . . . . . . $572
                                                                ====

(13) STOCKHOLDERS'  EQUITY

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. The Company has issued 10 million shares of Series C common stock and 100 shares of Series M common stock. As of June 28, 2002, 3,922,280 shares of Series C common stock had been issued to specific shareholders with allowed claims and 6,077,720 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. As of June 27, 2003, 4,869,250 shares of Series C common stock had been issued to specific shareholders with allowed claims and 5,130,750 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


completed. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 28, 2002 and June 27, 2003 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. At June 28, 2002 options for 4,899,900 shares were approved and granted at an exercise price of $1.35 per share. At June 27, 2003, options for 4,949,900 shares were approved land granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of June 27, 2003, options for 969,980 shares were vested. No options were exercised to date.

     Activity under the Stock Option Plan was as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                       OUTSTANDING   EXERCISE
                                                         OPTIONS       PRICE
                                                       ------------  ---------
     Balance, June 30, 2001 . . . . . . . . . . . . . .          0          --
        Granted under the plan. . . . . . . . . . . . .  4,949,900   $    1.35

     Balance, June 28, 2002 . . . . . . . . . . . . . .  4,949,900        1.35
        Granted under the plan. . . . . . . . . . . . .     50,000        1.35
        Canceled. . . . . . . . . . . . . . . . . . . .   (100,000)       1.35

     Balance, June 27, 2003 . . . . . . . . . . . . . .  4,899,900        1.35

     The Company accounts for grants to employees and directors under the provisions of APB Opinion No. 25 and related interpretations. Had compensation expense for the Plan been determined based upon the fair value method as prescribed in SFAS No. 123, the net income (loss) would have changed to the following pro Forma amounts for the years ended June 28, 2002 and June 27, 2003, respectively.

                                                      YEAR ENDED    YEAR ENDED
                                                       JUNE 28,      JUNE 27,
                                                         2002          2003
                                                     ------------  ------------
     Net income (loss), as reported                  $     1,264   $    (1,814)
     Deduct: total stock-based employee
        Compensation expense determined under
        fair value based method for all awards, net
        of related tax effects                              (255)         (174)
                                                     ------------  ------------

     Net income (loss), pro forma                    $     1,009   $    (1,988)
                                                     ============  ============

     Earnings per share
        As reported                                  $      0.13   $     (0.18)
        Pro forma                                           0.10         (0.20)

     At June 27, 2003, the Company had 4,899,9000 stock options at an exercise price of $1.35 per share with a weighted average of 7.4 remaining years contractual life.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of stock options granted in 2002 and 2003 were estimated on the date of grant using the "minimum value" method as the stock was not trading during the years ended June 28, 2002 and June 27, 2003 and was not trading on September 23, 2003. The weighted average fair values and related assumptions were:

     Weighted average fair value . . . . . . . . . . . . . . . .      $ 1.35
     Market interest rate. . . . . . . . . . . . . . . . . . . .        4.35%

(14) RELATED  PARTY  BALANCES  AND  TRANSACTIONS

     MOAMCO Properties, Inc. (MOAMCO), an entity owned by the Company's Chief Executive Officer, owns and leases to the Company, under operating leases, land, improvements and buildings related to two sales centers at June 29, 2001 and one sales center at June 28, 2002 and June 27, 2003. During the year ended June 29, 2001, three months ended September 29, 2001, nine months ended June 28, 2002 and the year ended June 27, 2003, the Company paid MOAMCO approximately $91,000, $22,000, $67,000 and $79,000, respectively, for these operating leases (see note
15).

(15) COMMITMENTS  AND  CONTINGENCIES

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

     While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase loses. As the Company had very few sales of manufactured homes to independent dealers between the Effective Date and June 29, 2001, there was no potential repurchase obligation at that date. At June 28, 2002 and June 27, 2003, the Company was at risk to repurchase approximately $2.9 million and $1.2 million of manufactured homes respectively, and has provided for estimated net repurchase losses at approximately $0.2 million at June 28, 2002 and at June 27, 2003.

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

SAVINGS  PLAN

     The Company has adopted the American Homestar Corporation 401(k) Retirement Plan (the "Savings Plan") whereby all employees of the Company who have completed six months of service and have reached the age of twenty and one-half are eligible to participate in the Savings Plan. A Plan Administrator appointed by the Company administers the Savings Plan. Eligible employees may contribute a portion of their annual compensation up to the legal maximum established by the Internal Revenue Service for each plan year. No employee contributions are invested in securities issued by the Company or its subsidiary companies. The Company has made no contributions to the Savings Plan since January 2001. During the year ended June 29, 2001 the Company contributed approximately $39,000 to the Savings Plan.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

LEASES

     The Company is obligated under various noncancelable operating lease agreements with varying monthly payments and varying expiration dates through March, 2007. Rental expense under operating leases for the years ended June 29, 2001, the three months ended September 29, 2001, the nine months ended June 28, 2002 and the year ended June 27, 2003 were $4,973,000, $410,000, $1,472,000 and
$1,817,000,  respectively.

     Aggregate annual rental payments due to independent and related parties, on future lease commitments at June 27, 2003 were as follows (in thousands):

                                     AMOUNTS DUE         AMOUNTS DUE     TOTAL LEASE
                                 INDEPENDENT PARTIES   RELATED PARTIES   COMMITMENTS
                                 --------------------  ----------------  ------------
            2004 . . . . . . . . $              1,208  $             72  $      1,280
            2005 . . . . . . . .                  419                 -           419
            2006 . . . . . . . .                   92                 -            92
            2007 . . . . . . . .                   62                 -            62
            2008 . . . . . . . .                   --                 -            --
            Thereafter . . . . .                   --                 -            --
                                 --------------------  ------------------------------
                                 $              1,781  $             72  $      1,853
                                 ====================  ==============================

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) BUSINESS  SEGMENTS

     The Company operates primarily in three business segments - (i) retail sales; (ii) manufacturing; and (iii) corporate, which consists of financial service, transportation services and the corporate group. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                               ADJUSTMENTS/
                                      RETAIL     MANUFACTURING    CORPORATE    ELIMINATIONS     TOTAL
                                     ---------  ---------------  -----------  --------------  ----------

YEAR  ENDED JUNE 29, 2001

Revenues from external customers. .  $140,500   $       76,875   $   24,399   $          --   $ 241,774
Intersegment revenues . . . . . . .        --           59,405           --         (59,405)         --
Interest expense. . . . . . . . . .     7,179            2,211        6,421          (4,580)     11,231
Depreciation and amortization . . .     1,578            1,961        6,260              --       9,799
Segment profit (loss) before
   reorganization costs, income
   taxes and earnings in affiliates   (63,881)         (71,961)     (14,245)        (10,720)   (160,807)
Segment assets. . . . . . . . . . .    43,285           34,089      136,606        (117,628)     96,352
Expenditures for segment assets . .       171              735          333              --       1,239

THREE MONTHS ENDED SEPTEMBER
29, 2001

Revenues from external customers. .  $ 18,969   $        2,138   $    5,137   $          --   $  26,244
Intersegment revenues . . . . . . .        --            9,616           --          (9,616)         --
Interest expense. . . . . . . . . .       214               --           --              --         214
Depreciation and amortization . . .       445              274           29              --         748
Segment profit (loss) before
   income taxes and earnings in
   affiliates . . . . . . . . . . .      (712)             356         (246)            344        (258)
Segment assets. . . . . . . . . . .    32,810           26,676       42,714         (25,594)     76,606
Expenditures for segment assets . .        --               42           34              --          76

NINE MONTHS ENDED JUNE 28,
2002

Revenues from external customers. .  $ 58,022   $        6,212   $   18,584   $          --   $  82,818
Intersegment revenues . . . . . . .        --           33,059           --         (33,059)         --
Interest expense. . . . . . . . . .       824                1           --              --         825
Depreciation and amortization . . .       208              181           59              --         448
Segment profit (loss) before
   income taxes and earnings in a
   affiliates . . . . . . . . . . .        48            3,368       (1,169)           (896)      1,351
Segment assets. . . . . . . . . . .    35,749           27,020       61,191         (31,211)     92,749
Expenditures for segment assets . .       113                6           36              --         155


YEAR  ENDED JUNE 27, 2003

Revenues from external customers. .  $ 59,188   $       11,621   $   21,331   $          --   $  92,140
Intersegment revenues . . . . . . .         0           30,613           --         (30,613)         --
Interest expense. . . . . . . . . .       955               --           --              --         955
Depreciation and amortization . . .       292              245          105              --         642
Segment profit (loss) before
   income taxes and earnings in a
   affiliates . . . . . . . . . . .    (2,834)           3,664       (2,488)           (238)     (1,896)
Segment assets. . . . . . . . . . .    25,753           23,971       59,508         (38,297)     70,935
Expenditures for segment assets . .       219               38          150              --         407

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(17) SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended June 28, 2002 and June 27, 2003 (in thousands):

                                     FIRST        SECOND      THIRD     FOURTH
                                    QUARTER       QUARTER    QUARTER   QUARTER     TOTAL
                                ---------------  ---------  ---------  --------  ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002                            PREDECESSOR CO.                SUCCESSOR CO.
-----------------------------------------------  -----------------------------------------
    Revenues . . . . . . . . .  $       26,244   $ 29,057   $ 25,377   $ 28,384  $109,062
    Operating income (loss)               (132)     1,086        111        734     1,799
    Net income (loss). . . . .      156,377 (1)       981       (104)       387   157,641
    Earnings (loss)  per
      share-basic and diluted.             N/A   $   0.10   $  (0.01)  $   0.04  $0.13 (2)

2003                                                     UCCESSOR CO.
                                ----------------------------------------------------------
    Revenues . . . . . . . . .  $       25,354   $ 21,143   $ 22,849   $ 22,794  $ 92,140
    Operating income (loss). .            (138)    (1,039)      (381)       254    (1,304)
    Net income (loss). . . . .            (455)    (1,169)      (455)       265    (1,814)
    Loss per share-basic
       and diluted . . . . . .  $        (0.05)  $  (0.12)  $  (0.05)  $   0.03  $  (0.18)

_______________________________
(1) Includes Fresh-Start adjustment gain of $19 million and extraordinary gain of $139 million related to debt forgiveness
(2)  Based  on  net  income of $1.3 million for nine month period ended June 28,
     2002

                              AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES                     SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS
                                               (IN THOUSANDS)


                                             ADDITIONS
                                            -------------------------------------
                               BALANCE AT   CHARGED TO        CHARGED TO                         BALANCE AT
                                BEGINNING    COSTS AND           OTHER                             END OF
DESCRIPTION                       YEAR       EXPENSES          ACCOUNTS    OTHER    DEDUCTIONS      YEAR
------------------------------------------  -----------       -----------  ------  ------------  -----------
Year ended June 29, 2001
   Warranty and service costs  $     8,749  $    10,587       $        --  $   --  $    16,701   $     2,635
   Restructuring reserve       $     7,458  $       565       $        --  $   --  $     8,023   $        --
   Reorganization costs        $        --  $   179,942  (1)  $        --  $   --  $   176,538   $     3,404

Three months ended
   September 29, 2001
   Warranty and service costs  $     2,635  $       678       $        --  $   --  $     1,168   $     2,145
   Reorganization costs        $     3,404  $        --       $        --  $   --  $     1,527   $     1,877

Nine months ended June 28,
   2002
   Warranty and service costs  $     2,145  $     2,016       $        --  $   --  $     2,343   $     1,818
   Reorganization costs        $     1,877  $        --       $        --  $   --  $    (1,749)  $     3,626

Year ended June 27, 2003
   Warranty and service costs  $     1,818  $     2,024       $        --  $   --  $     1,893   $     1,687
   Reorganization costs        $     3,626  $        --       $        --  $   --  $     2,357   $     1,269

_______________________________
(1) Amount represents reorganization costs related to liquidation of non-core operational and Plan obligation costs accrued in December 2000.

                                  EXHIBIT INDEX

     2.1 Debtors' Third Amended and Restated Plan of Reorganization (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 8, 2002)

     3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2002)

     3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2002)

     3.3 Charter for the Audit Committee of the Company, dated September 19, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     3.4 Charter for the Compensation Committee of the Company, dated September 18, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.1      Employment  Agreement,  effective  as  of October 3, 2001, by and between the Company and Finis F. Teeter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.2 American Homestar Corporation 2001 Management Incentive Program, effective as of October 3, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.3 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Finis F. Teeter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.4 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Craig A. Reynolds (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.5 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Charles N. Carney, Jr. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.6 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and James J. Fallon (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.7*      Non-Qualified Stock Option Agreement, effective as of October 3,
               2002,  by  and  between  the  Company  and  Jackie  Holland

     14.1 American Homestar Corporation Code of Business Conduct and Ethics, adopted on December 17, 2002 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 2,
               2003)

     16.1 Letter Regarding Change in Certifying Accountant (Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed on January 25, 2002)

     21.1*     Subsidiaries  of  American  Homestar  Corporation

     31.1* Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive Officer of the Company.

     31.2* Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief Financial Officer

     32.1** Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Finis F. Teeter, Chief Executive Officer, and Craig A. Reynolds, Chief Financial Officer of the Company.


_______________
*     Filed  herewith
**    Furnished  herewith