Form 10-Q
period 2003-09-26
AMERICAN HOMESTAR CORP
filed 2003-11-04
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 26, 2003


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of November 4, 2003 the registrant had 100 shares of Series M Common Stock, par value $.01 per share, and 6,780,364 shares of Series C Common Stock, par value $.01 per share, issued and outstanding, and 3,219,636 shares of Series C Common Stock deemed issued, outstanding and held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations for the three months ended
         September 26, 2003 and September 27, 2002 . . . . . . . . . . . . . . 2

         Consolidated Balance Sheets
         as of September 26, 2003 and June 27, 2003  . . . . . . . . . . . . . 3

         Consolidated Statements of Cash Flows for the three months ended
         September  26,  2003  and  September  27,  2002 . . . . . . . . . . . 4

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . 5

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . 17

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . 17

  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 18

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION) (UNAUDITED)


                                                              THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 26,    SEPTEMBER 27,
                                                                  2003             2002
                                                             ---------------  ---------------
Revenues:
  Net sales . . . . . . . . . . . . . . . . . . . . . . . .  $       19,040   $       18,515
  Other revenues. . . . . . . . . . . . . . . . . . . . . .           5,723            6,839
                                                             ---------------  ---------------
    Total revenues. . . . . . . . . . . . . . . . . . . . .          24,763           25,354

Costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . .          17,351           17,532
  Selling, general and administrative . . . . . . . . . . .           7,889            7,960
                                                             ---------------  ---------------
    Total costs and expenses. . . . . . . . . . . . . . . .          25,240           25,492

    Operating loss. . . . . . . . . . . . . . . . . . . . .            (477)            (138)

Interest expense. . . . . . . . . . . . . . . . . . . . . .            (101)            (288)
Other income. . . . . . . . . . . . . . . . . . . . . . . .             135              146
                                                             ---------------  ---------------
    Loss before income taxes, earnings in affiliates
    and minority interest . . . . . . . . . . . . . . . . .            (443)            (280)

  Income tax expense  . . . . . . . . . . . . . . . . . . .              89              185
  Earnings (loss) in affiliates . . . . . . . . . . . . . .             (14)             155
  Minority interests  . . . . . . . . . . . . . . . . . . .             (82)            (145)
                                                             ---------------  ---------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $         (628)  $         (455)
                                                             ===============  ===============

Loss per share - basic and diluted: . . . . . . . . . . . .  $        (0.06)  $        (0.05)
                                                             ===============  ===============

Weighted average shares outstanding - basic and diluted:. .      10,000,100       10,000,100
                                                             ===============  ===============

See accompanying notes to consolidated financial statements

                          AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                            SEPTEMBER 26,    JUNE 27,
                                                                                2003           2003
                                                                            (UNAUDITED)      (AUDITED)
                                                                           ---------------   ----------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   $        11,353   $  14,890
  Cash - reserved for claims . . . . . . . . . . . . . . . . . . . . . .             3,023       4,341
  Cash - restricted. . . . . . . . . . . . . . . . . . . . . . . . . . .               421         640
  Accounts receivable - trade, net . . . . . . . . . . . . . . . . . . .             3,492       2,692
  Accounts receivable - other, net . . . . . . . . . . . . . . . . . . .               319         141
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,646      30,025
  Prepaid expenses, notes receivable and other current assets. . . . . .             1,395         943
                                                                           ---------------   ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .            50,649      53,672
                                                                           ---------------   ----------

  Notes receivable and other assets. . . . . . . . . . . . . . . . . . .               557         556
  Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . .             3,879       3,884
  Property, plant and equipment, net . . . . . . . . . . . . . . . . . .             9,131       9,469
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . .             3,354       3,354
                                                                           ---------------   ----------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        67,570   $  70,935
                                                                           ===============   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . .   $         6,188   $   6,826
  Current installments of notes payable. . . . . . . . . . . . . . . . .                52          70
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,212       1,292
  Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,687       1,687
  Accrued and other liabilities. . . . . . . . . . . . . . . . . . . . .             4,430       4,817
  Liquidation and plan reserve . . . . . . . . . . . . . . . . . . . . .               976       1,269
  Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,365       1,666
  Initial distribution payable . . . . . . . . . . . . . . . . . . . . .             1,658       2,675
                                                                           ---------------  -----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .            17,568      20,302
                                                                           ---------------  -----------

  Notes payable, less current installments . . . . . . . . . . . . . . .               417         502
  Minority interest in consolidated subsidiary . . . . . . . . . . . . .             1,308       1,226
  Commitments and contingencies  . . . . . . . . . . . . . . . . . . . .                --          --

SHAREHOLDERS' EQUITY
  Common stock series C, par value $0.01; 15,000,000 shares authorized,
    10,000,000 shares issued and outstanding . . . . . . . . . . . . . .               100         100
  Common stock series M, par value $0.01; 7,500,000 shares authorized,
  100 shares issued and outstanding  . . . . . . . . . . . . . . . . . .                --          --
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .            49,355      49,355
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .            (1,178)       (550)
                                                                            ---------------  ----------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . .            48,277      48,905
                                                                            ---------------  ----------
      Total liabilities and shareholders' equity . . . . . . . . . . . .    $       67,570   $  70,935
                                                                            ===============  ==========

See accompanying notes to consolidated financial statements

                           AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN THOUSANDS) (UNAUDITED)


                                                                        THREE MONTHS     THREE MONTHS
                                                                            ENDED            ENDED
                                                                        SEPTEMBER 26,    SEPTEMBER 27,
                                                                            2003             2002
                                                                       ---------------  ---------------
Cash flows from operations:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (628)  $         (455)
  Adjustments to reconcile net loss to net cash used by operations:
    Loss (Gain) on sale of assets . . . . . . . . . . . . . . . . . .            (104)              --
    Depreciation and amortization . . . . . . . . . . . . . . . . . .             157              155
    Minority interests in income of consolidated subsidiaries . . . .              82              145
    Losses (earnings) in affiliates . . . . . . . . . . . . . . . . .              14             (155)
    Change in assets and liabilities:
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .            (978)            (211)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .            (621)          (1,251)
      Prepaid expenses, notes receivable and other current assets . .            (452)            (714)
      Notes receivable and other assets . . . . . . . . . . . . . . .              (1)             (45)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .             (80)             114
      Accrued expenses and other liabilities  . . . . . . . . . . . .            (681)          (2,063)
                                                                       ---------------  ---------------
        Net cash used by operations . . . . . . . . . . . . . . . . .          (3,292)          (4,480)
                                                                       ---------------  ---------------
Cash flows from investing activities:
  Sales of property, plant and equipment  . . . . . . . . . . . . . .             374               --
  Purchases of property, plant and equipment  . . . . . . . . . . . .             (89)            (146)
  Investment in affiliate . . . . . . . . . . . . . . . . . . . . . .              (8)              --
                                                                       ---------------  ---------------
        Net cash from (used for) investing activities . . . . . . . .             277             (146)
                                                                       ---------------  ---------------
Cash flows from financing activities:
  Borrowings under floor plan payable . . . . . . . . . . . . . . . .           1,145            3,493
  Repayments of floor plan payable  . . . . . . . . . . . . . . . . .          (1,783)          (5,918)
  Principal payments of long-term debt  . . . . . . . . . . . . . . .            (103)             (39)
  Payment of, and other changes in, Plan obligations  . . . . . . . .          (1,318)            (203)
  Change in restricted cash . . . . . . . . . . . . . . . . . . . . .           1,537              100
                                                                       ---------------  ---------------
        Net cash from (used for) financing activities . . . . . . . .            (522)          (2,567)
                                                                       ---------------  ---------------

Net change in cash and cash equivalents . . . . . . . . . . . . . . .          (3,537)          (7,193)
                                                                       ---------------  ---------------
Cash and cash equivalents at beginning of period  . . . . . . . . . .          14,890           32,250

Cash and cash equivalents at end of period  . . . . . . . . . . . . .  $       11,353   $       25,057
                                                                       ===============  ===============
Supplemental Cash Flow Information
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . .  $           --   $           85
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .              96              296
                                                                       ===============  ===============

See accompanying notes to consolidated financial statements

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS  OF  PRESENTATION

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

     The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements do not include certain financial and footnote information required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 27, 2003. Because of the seasonal nature of our business, results of operations for the three months ended September 26, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain amounts previously reported have been reclassified to conform to the fiscal 2004 presentation.

     On January 11, 2001, American Homestar Corporation and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization of the Company and its subsidiaries (the "Plan of Reorganization"). All conditions to the effectiveness of the Plan of Reorganization were met and the Plan of Reorganization became effective on October 3, 2001 (the "Effective Date"). Upon our emergence from bankruptcy protection in October 2001, we adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all of our assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, our accumulated deficit was eliminated and our capital structure was recast in conformity with the Plan of Reorganization.

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

     Significant estimates were made to determine the following amounts reflected on our Balance Sheet:

     - The determination of periodic depreciation expense requires an estimate of the remaining useful lives of each asset.

     -    Assets  held  for  sale  are reflected at estimated fair market value.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     - Warranty reserve is an estimate of all future warranty-related service expenses that will be incurred as to all homes previously sold that are still within the one-year warranty period. These estimates are based on average historical warranty expense per home applied to the number of homes that are still under warranty.

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

     - Liquidation and plan reserve reflects management's estimates of all future costs and expenses to be incurred in administering and satisfying obligations under the Plan of Reorganization as well as the net cost to complete the liquidation of all non-core operations. - Claims reserve reflects management's estimates of the cash required to satisfy all remaining priority, tax, administrative and convenience class claims. This reserve does not include the remaining initial distribution that is reflected in another liability account, has been escrowed, and is not subject to estimation.

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

     The Company also maintains used manufactured home inventory owned by outside parties and consigned to the Company, for which the Company recognizes a sales commission when payment for the used home is received.

     Agency insurance commissions are recognized when received and acknowledged by the underwriter as due.

     Transportation revenues are recognized after the service has been performed and invoiced to the customer.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance their activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003. We do not expect that the adoption of FIN 46 will have a material effect on our financial position or results of operation.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)  INVENTORIES

     A summary of inventories, net of valuation reserves follows (in thousands):


                                   SEPTEMBER 26,   JUNE 27,
                                        2003         2003
                                   --------------  ---------
Manufactured homes:
  New. . . . . . . . . . . . . . . $       22,315  $  22,620
  Used . . . . . . . . . . . . . .          1,821      1,994
Homesites:
  Land . . . . . . . . . . . . . .          1,227        891
  Improvements . . . . . . . . . .          2,900      2,345
Furniture and supplies. . . . . .             474        423
Raw materials and work-in-process           1,909      1,752
                                   --------------  ---------
     Total. . . . . . . . . . . .  $       30,646  $  30,025
                                   ==============  =========

(3)  INVESTMENT  IN  AFFILIATED  COMPANIES

     In fiscal 2000, the Company invested $2.4 million to provide one-half of the initial capitalization of Homestar 21, LLC ("Homestar 21"), a joint venture owned 50% by the Company and 50% by 21st Mortgage, a Company not affiliated with the Company. Homestar 21 is a finance company that specializes in providing chattel and land/home financing to the Company's customers. The Company accounts for its investment in Homestar 21 using the equity method. Summary financial information for Homestar 21, derived from the unaudited financial statements of 21st Mortgage, as of and for the periods indicated, is as follows (in thousands):

                                    SEPTEMBER 26,      JUNE 27,
                                        2003             2003
                                   ---------------  --------------
Total assets. . . . . . . . . . .  $       14,384   $        7,110
                                   ===============  ==============

Total liabilities . . . . . . . .           7,528              191
                                   ===============  ==============

Shareholders' equity. . . . . . .  $        6,856   $        6,919
                                   ===============  ==============


                                    THREE MONTHS     THREE MONTHS
                                        ENDED            ENDED
                                    SEPTEMBER 26,    SEPTEMBER 27,
                                         2003             2002
                                   ---------------  --------------
Total revenues. . . . . . . . . .  $          601   $        1,147
                                   ===============  ==============

Net income. . . . . . . . . . . .  $          (63)  $          311
                                   ===============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), a Company not affiliated with the Company. Homestar Mortgage operated as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. The Company accounts for its investment in Homestar Mortgage using the equity method. In July 2003 we reached agreement with Home Loan to cease operations effective July 31, 2003. Summary unaudited financial information for Homestar Mortgage, as of and for the periods indicated, is as follows (in thousands):

                            SEPTEMBER 26,    JUNE 27,
                                2003           2003
                          --------------  --------------
Total assets. . . . . .   $          292  $          263
                          ==============  ==============

Total liabilities . . .   $           --  $            5
                          ==============  ==============

Owners' equity. . . . .   $          292  $          258
                          ==============  ==============

                           THREE MONTHS   THREE MONTHS
                              ENDED           ENDED
                           SEPTEMBER 26,  SEPTEMBER 27,
                               2003            2002
                          --------------  --------------
Total revenues. . . . .   $          147  $           --
                          ==============  ==============

Net income. . . . . . .   $           34  $           --
                          ==============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In March 2003, the Company invested $50 for a 49.5% interest in Humble Springs LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with the Company. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and the Company agreed to provide for the cash needs of the venture (to a maximum of $547,000) in the form of additional capital contributions for which the Company will receive a preferred return upon completion of the development project. The Company has the right, but not the obligation, to cure any loan defaults of the partnership. In such case, the Company would assume the other partners' ownership interests. As of September 26, 2003, American Homestar had contributed a total of $304,000. The Company accounts for its investment in Humble Springs LTD using the equity method. Summary unaudited financial information for Humble Springs LTD, as of and for the periods indicated, is as follows (in thousands):

                                    SEPTEMBER 26,      JUNE 27,
                                         2003            2003
                                    --------------  --------------
Total assets . . . . . . . . . . .  $          792  $          783
                                    ==============  ==============

Total liabilities. . . . . . . . .  $          488  $          487
                                    ==============  ==============

Owners' equity . . . . . . . . . .  $          304  $          296
                                    ==============  ==============

                                     THREE MONTHS    THREE MONTHS
                                         ENDED          ENDED
                                     SEPTEMBER 26,   SEPTEMBER 27,
                                         2003            2002
                                    --------------  --------------

Total revenues . . . . . . . . . .  $           --  $           --
                                    ==============  ==============

Net income . . . . . . . . . . . .  $           --  $           --
                                    ==============  ==============


(4)  Notes  and  Floor  Plan  Payable

     On October 3, 2001, we entered into a floor plan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of its display models and inventory homes. The balance outstanding at September 26, 2003 was $6.2 million and the balance at June 27, 2003 was $6.8 million. The maximum allowance under the inventory credit line is $12 million. This revolving line is contractually committed until October 2, 2004.

     The floor plan payable is secured by substantially all of our inventory, real estate and by certain other assets (including certain specific cash deposits consisting of approximately $0.4 million at September 26, 2003 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests we are required to meet under our floor plan facility. One test is floor plan debt compared to total assets (as defined in the credit facility). The other test is a minimum cash balances requirements. At September 26, 2003 and for all prior periods as of and after September 29, 2001, we were in compliance with all covenants.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)  SHAREHOLDERS' EQUITY AND PRO-FORMA EARNINGS PER SHARE

     Under the Plan of Reorganization, we have the authority to issue 15 million shares of new Series C common stock and are required to issue 10 million shares of Series C common stock to our general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, we issued new shares of Series C common stock to persons holding allowed unsecured claims and shares of Series M common stock to management under an incentive program. As of September 26, 2003, we had issued 10 million shares of Series C common stock, of which 6,780,364 shares were issued to specific shareholders with allowed claims under the Plan of Reorganization, and 3,219,636 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. We also have the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of September 26, 2003, and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of September 26, 2003, there are options outstanding, that the board of directors has approved and granted, to purchase 4,681,900 shares of Series M common stock at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of September 26, 2003, options for 967,980 shares were vested.

     We account for grants to employees and directors under the provisions of APB Opinion No. 25 and related interpretations. Had compensation expense for the Plan of Reorganization been determined based upon the fair value method as prescribed in SFAS No. 123, the loss would have changed to the following pro forma amounts for the three months ended September 26, 2003 and June 27, 2003, respectively.

                                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                                             SEPTEMBER 26,            JUNE 27,
                                                                  2003                  2003
                                                          --------------------  --------------------
Net loss as reported                                      $              (628)  $              (455)
Deduct: total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects                     (39)                  (44)
                                                          --------------------  --------------------

Net loss, pro forma                                       $              (667)  $              (499)
                                                          ====================  ====================

Loss per share
    As reported                                           $             (0.06)  $             (0.05)
                                                          ====================  ====================

    Pro forma                                             $             (0.07)  $             (0.05)
                                                          ====================  ====================

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(6)  BUSINESS  SEGMENTS

     The Company operates primarily in three business segments-(i) retail; (ii) manufacturing; and (iii) corporate, which consists of transportation services, financial services and the corporate group. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                                    ADJUSTMENTS/
                                      RETAIL       MANUFACTURING     CORPORATE      ELIMINATIONS    TOTAL
                                  -------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 26, 2003

Revenues from external customers  $       15,868   $        2,899  $       5,996   $          --   $24,763
Intersegment revenues. . . . . .              --            7,649             --          (7,649)       --
Interest expense . . . . . . . .             101               --             --              --       101
Depreciation . . . . . . . . . .              67               63             27              --       157
Segment profit (loss) before
  income taxes and earnings in
  affiliates. . . . . . . . . .             (720)             823           (596)             50      (443)
Segment assets . . . . . . . . .          24,334           24,306         55,621         (36,691)   67,570
Expenditures for segment assets.              37               20             32              --        89


                                                                                    ADJUSTMENTS/
                                      RETAIL       MANUFACTURING     CORPORATE      ELIMINATIONS    TOTAL
                                  -------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 27, 2002

Revenues from external customers  $       16,450   $        2,065  $       6,839   $          --   $25,354
Intersegment revenues. . . . . .              --            8,738             --          (8,738)       --
Interest expense . . . . . . . .             288               --             --              --       288
Depreciation . . . . . . . . . .              73               61             21              --       155
Segment profit (loss) before
  income taxes and earnings in
  affiliates. . . . . . . . . .             (645)             763           (286)           (112)     (280)
Segment assets . . . . . . . . .          34,076           27,310         58,337         (31,900)   87,823
Expenditures for segment assets.              72                2             72              --       146

     Intersegment revenues consist primarily of sales by the manufacturing segment to the retail segment and are transferred at market price. The adjustment to intersegment revenues and segment profit is made to eliminate intercompany sales and profit between the manufacturing and retail segments. The segment assets adjustment consists primarily of an adjustment to eliminate subsidiaries' equity at the corporate level and the elimination of intercompany receivables.

     Earnings in affiliates in the consolidated statements of operations relates to the financial services segment.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "should," and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially. These risks and uncertainties include the following items:

     -    Excess  inventories  among  retailers.

     -    Continuing  downturn  in  the  manufactured  housing  industry.

     -    Seasonal  and  cyclical  nature  of  our  business.

     - Tightened credit standards, curtailed lending activity, tightened terms and increased interest rates among consumer lenders.

     -    Ability  to  obtain  floor  plan  financing.

     -    Ability  to  securitize  or  fund  loans.

     -    Ability  of  our  customers  to  repay  their  loans.

     -    Relative  strength  of  our  competitors.

     - Concentrated market in the Southwest region with our primary focus in Texas.

     - Ability to attract and retain our executive officers and other key personnel.


OVERVIEW:

     American Homestar is a regional vertically integrated manufactured housing company with operations in manufacturing, retailing, home transportation services, home financing and insurance. Our principal operations are located in Texas, although we also sell our products in neighboring states. We manufacture a wide variety of manufactured homes from two of our three manufacturing facilities. The third manufacturing facility is primarily engaged in refurbishing manufactured homes obtained through lender repossessions and this facility has been recently listed for sale.

     On January 11, 2001, American Homestar Corporation and 21 of our subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization (the "Plan of Reorganization") of the Company and its subsidiaries. On October 3, 2001 (the "Effective Date"), all conditions required for the effectiveness of the Plan of Reorganization were met, and the Plan became effective, and the Company and our subsidiaries emerged from bankruptcy.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     In connection with our reorganization, we significantly downsized our operations and focused on our core Southwest market where we are based and where we have historically had our most favorable overall results. We currently operate 31 retail sales centers in Texas, Louisiana and Oklahoma and four sales centers in manufactured housing communities in Texas. In approximately 34 additional manufactured housing communities we display homes that are ready for sale and occupancy ("spec homes") and model homes, although we do not have an on-site sales office. We also distribute homes through approximately 37 independent retailers and developers located in five states. We operate three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, we operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. We also have a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. We also have a 50% interest in a finance company, which specializes in providing chattel and land/home financing to our customers. Most recently, we have aligned with several subdivision developments to meet an emerging market segment in our core Southwest market region and to gain greater market share. We believe that our regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow us to be more successful, over time, than would otherwise be the case.

RESULTS  OF  OPERATIONS

     The following table summarizes certain key sales and operating statistics for the periods:

                                                             THREE MONTHS    THREE MONTHS
                                                                ENDED           ENDED
                                                            SEPTEMBER 26,   SEPTEMBER 27,
                                                                 2003            2002
                                                            --------------  --------------
Company-manufactured new homes sold at retail:
      Single section . . . . . . . . . . . . . . . . . . .              49              72
      Multi-section. . . . . . . . . . . . . . . . . . . .             212             213
Total new homes sold at retail . . . . . . . . . . . . . .             261             285
Previously-owned homes sold at retail. . . . . . . . . . .             102             168
Average retail selling price - new homes, excluding land:
      Single section . . . . . . . . . . . . . . . . . . .  $       31,273  $       32,590
      Multi-section. . . . . . . . . . . . . . . . . . . .  $       64,338  $       59,935
Company-operated retail centers and community
    sales offices at end of period . . . . . . . . . . . .              35              42
Total manufacturing shipments (homes). . . . . . . . . . .             307             309
Manufacturing shipments to independent retail
    sales centers and developers (homes) . . . . . . . . .              78              44


     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                   THREE MONTHS   THREE MONTHS
                                                      ENDED           ENDED
                                                  SEPTEMBER 26,   SEPTEMBER 27
                                                       2003           2002
                                                  --------------  -------------
Total revenues . . . . . . . . . . . . . . . . .          100.0%         100.0%
Gross profit . . . . . . . . . . . . . . . . . .           29.9%          30.9%
Selling, general and administrative expenses . .           31.9%          31.4%
Operating loss . . . . . . . . . . . . . . . . .          (1.9%)         (0.5%)
Loss before income taxes, earnings in affiliates
    and minority interest. . . . . . . . . . . .          (1.8%)         (1.1%)
Net loss . . . . . . . . . . . . . . . . . . . .          (2.5%)         (1.8%)

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


THREE MONTHS ENDED SEPTEMBER 26, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 2002

     Net Sales. Net sales of manufactured homes were $19.0 million for the three months ended September 26, 2003, compared to $18.5 million for the three months ended September 27, 2002. The 3% increase in net sales was as a result of an increase in manufacturing wholesale shipments to independent dealers and developers. The increase in manufacturing sales was partially offset by a decline in retail home sales.

     Retail sales declined $0.6 million (or 3%) for the three months ended September 26, 2003, compared to $2.1 million in the three months ended September 27, 2002. New home sales declined to 261 homes for the three months ended September 26, 2003 from 285 homes for the three months ended September 27, 2002. Same store sales at retail were approximately 8 homes per retail store in each period. The quarter ended September 26, 2003 marked the second consecutive quarter of an improving trend in same store retail sales. The decline in total number of new home sales was attributable to closing underperforming retail centers since September 2002. While no stores were closed in the current quarter, management continues to monitor all stores to ensure that sales are at or above pre-determined minimum acceptable levels.

     Manufacturing division sales to independent dealers and developers were $2.9 million in the three months period ended September 26, 2003, compared to $2.1 million in the three month period ended September 27, 2002. We believe such sales to independent dealers and subdivision developers will increase gradually over time, aided by recent reductions of competitor capacity in our regional market area and our emphasis on subdivision developer sales.

     Other Revenues. Other revenues decreased $1.1 million to $5.7 million for the three months ended September 26, 2003, compared to $6.8 million for the three months ended September 27, 2002. The decline in revenues was due primarily to a decrease in Roadmasters delivery and set-up activity and revenues.

     Cost of Sales. Cost of sales was $17.4 million (or 70% of revenues) for the three months ended September 26, 2003, compared to $17.5 million (or 69% of revenues) for the three months ended September 27, 2002.

     Cost of sales for homes sold at retail increased to 71% of retail revenues for the three months ended September 26, 2003, compared to 69% of retail revenues for the three months ended September 27, 2002 due to a lower proportion of used home sales (which typically represent a lower cost of sales percentage) and sales to subdivision developers, in the current quarter, under a special, limited low margin program which was not in place in the comparable quarter last year. The above increases in cost of sales (expressed as a percent of revenues) were partially offset by slightly lower costs of sales attributable to new homes.

     Cost of sales for homes sold to independent dealers and subdivision developers (expressed as a percentage of manufacturing revenues) for the three months ended September 26, 2003 was essentially unchanged at 76% when compared to the three months ended September 27, 2002. Significant increases in costs of lumber and wood products during the quarter were included in the wholesale selling prices of our homes as a temporary wood products surcharge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.9 million (or 32% of revenues) in the three months ended September 26, 2003, compared to $8.0 million (or 31% of revenues) in the three months ended September 27, 2002. Lower fixed costs due to fewer retail stores were largely offset by increases in advertising and other merchandising costs.

     Interest Expense. Interest expense was $0.1 million for the three months ended September 26, 2003, compared to $0.3 million for the three months ended September 27, 2002. The decrease was attributable to the significant reduction of the inventory-related (floor plan) debt from $18.3 million at September 27, 2002 to $6.2 million at September 26, 2003.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Income Taxes. Income tax expense was $0.1 million (on pretax loss of $0.4 million) for the three months ended September 26, 2003, compared to $0.2 (on a pretax loss of $0.3 million) for the three months ended September 27, 2002. Tax expense in both periods relates to our transportation operation which files tax returns separate from the Company's consolidated return.

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was a loss of $31,000 for the three months ended September 26, 2003, compared to income of $155,000 for the three months ended September 27, 2002. In prior periods, Homestar 21 has reported income from origination and rate buy-down points which were recorded as revenues when each loan was sold. Due to a change in the method in which these loans are now financed, the points are now amortized over the life of the loan. As a result of the elimination of the origination and rate buy-down points income for the three months ended September 26, 2003, Homestar 21 reported a loss. In the current quarter our 50% share in the after tax earnings of Homestar Mortgage was $17,000; Homestar Mortgage had no earnings for the three months ended September 27, 2002, as it did not begin operations until November 2002.

     Minority Interests. We own 51% of our transportation operations and therefore consolidate (or include 100% of) the transportation company's results in our financial statements. Because we only benefit from 51% of the income, the remaining 49% is shown as a deduction on our consolidated income statement. This deduction was $82,000 for the three months ended September 26, 2003, compared to $145,000 for the three months ended September 27, 2002. The decreased deduction for minority interests resulted from decreased profits in our transportation operations in the current period as compared to the prior year period.

LIQUIDITY  AND  CAPITAL  RESOURCES:

     At September 26, 2003, we had operating cash and cash equivalents of $11.4 million, cash-reserved for claims of $3.0 million, and cash-restricted of $0.4 million. The reserved cash balance was for payment of an initial distribution to shareholders and management's estimate of cash required to pay remaining claims under the Plan of Reorganization. The restricted cash represents $0.4 million held in a cash collateral account, which secures the Company's floor plan through Associates Housing Financial LLC ("Associates").

     During the three months ended September 26, 2003, net cash used in operating activities was $3.3 million. Of that, $0.5 million was used to fund operating losses, $1.6 million was invested in receivables and inventory, $0.4 million was used to prepay expenses and $0.8 million was used to reduce accounts payable and accrued liability balances. We also generated $0.3 million from the sale of idle assets after deducting maintenance-level capital expenditures during the period. We continued to further reduce inventory-related debt by $0.6 million and long-term, real estate related debt by $0.1 million.

     Under the Plan of Reorganization, the Company was required to make an initial distribution to its new shareholders of approximately $5.3 million. Payments of approximately $2.1 million and $0.5 million were made in April 2002 and December 2002. In July 2003, a third payment of approximately $1.0 million was made from cash restricted for that purpose. In addition, we paid approximately $0.3 million for other claims under the Plan of Reorganization. At September 26, 2003 approximately $1.7 million is in escrow for the balance of the initial distribution and approximately $1.3 million is reserved for the balance of our estimate of all remaining cash obligations related to the Plan of Reorganization.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     We also further reduced our floor plan debt by $0.6 million. The balance outstanding at September 27, 2003 under the floor plan credit facility with Associates was $6.2 million. This revolving line carries an annual interest rate of prime plus 1%. The line is contractually committed until October 2, 2004. We believe that this floor plan credit facility is sufficient to meet our inventory financing needs until October 2004. We are currently exploring alternatives to this line of credit and we plan to secure new lines of credit before October 2004.

      In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources pursuant to which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, we provide for anticipated repurchase losses. At September 26, 2003, we were at risk to repurchase approximately $1.2 million of manufactured homes and we have provided for estimated net repurchase losses of approximately $0.2 million.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of our liability for floor plan of manufactured housing retail inventories. We do not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

     For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it. Based on the current level of variable-rate debt, each one percentage point increase (or decrease) in interest rates occurring on the first day of the year would result in an increase (or decrease) in interest expense for the coming year of approximately $62,000.

     Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We do not believe that future market interest rate risks related to our marketable investments or debt obligations will have a material impact on the Company or the results of our future operations.

     We do not hold any financial instruments for trading purposes. We originate loans through our 50%-owned affiliate, Homestar 21, most of which are at fixed rates of interest. In the past, these loans were temporarily warehoused and periodically sold to investors through the asset-backed securities market. Under this prior arrangement our affiliate assumed a short-term interest rate risk until each loan was sold. During the current quarter, this process changed. Rather than selling these loans, our affiliate now holds the loans and will periodically borrow funds, at fixed rates, to finance the new loans added to its portfolio. Under this new arrangement our affiliate will assume a short-term interest rate risk until each loan is financed through periodic, fixed rate borrowings. We believe this new arrangement is preferable because it may produce greater "spreads" and may be a more reliable and stable source of long term financing for the loans our affiliate originates and holds.

ITEM  4.  CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 26, 2003, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 26, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

31.1 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive Officer of the Company.

31.2 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief Financial Officer

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Finis F. Teeter, Chief Executive Officer, and Craig A. Reynolds, Chief Financial Officer of the Company.

(b)  REPORTS  ON  FORM  8-K

None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN  HOMESTAR  CORPORATION

     Date:  November 4, 2003      By:  /s/  Craig  A.  Reynolds
                                       -----------------------------------------
                                       Craig  A.  Reynolds
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

EXHIBIT  INDEX
--------------

EX. NO.       DESCRIPTION
              -----------

31.1 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive Officer of the Company.

31.2 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief Financial Officer

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Finis F. Teeter, Chief Executive Officer, and Craig A. Reynolds, Chief Financial Officer of the Company.