Form 10-K/A
period 2003-06-27
AMERICAN HOMESTAR CORP
filed 2004-01-02
CIK 922812

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ending June 27, 2003 is being filed solely to correct the certifications required by pursuant to Rule 13a-14(a) set forth on Exhibits 31.1 and 31.2. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Annual Report.

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


     10.2 American Homestar Corporation 2001 Management Incentive Program, effective as of October 3, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.3 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Finis F. Teeter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.4 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Craig A. Reynolds (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.5 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Charles N. Carney, Jr. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.6 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and James J. Fallon (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.7 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Jackie Holland (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 23, 2003)

     14.1 American Homestar Corporation Code of Business Conduct and Ethics, adopted on December 17, 2002 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 2,
               2003)

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

     10.2 American Homestar Corporation 2001 Management Incentive Program, effective as of October 3, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.3 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Finis F. Teeter (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.4 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Craig A. Reynolds (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.5 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Charles N. Carney, Jr. (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.6 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and James J. Fallon (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 24, 2002)

     10.7 Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Jackie Holland (Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 23, 2003)

     14.1 American Homestar Corporation Code of Business Conduct and Ethics, adopted on December 17, 2002 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 2,
               2003)

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


_______________
*     Filed  herewith
**    Furnished  herewith

                                                                    Exhibit 21.1

                   AMERICAN HOMESTAR CORPORATION SUBSIDIARIES
                   ------------------------------------------


                   ACTIVE SUBSIDIARIES:
                   --------------------
                   American Homestar Financial Services, Inc.
                   American Homestar Mortgage, LLP   (50% - owned)
                   American Homestar of Burleson, LP
                   American Homestar of Lancaster, LP
                   Homestar 21, LLC   (50% - owned)
                   HSTR General Holdings, Inc.
                   HSTR Manufacturing Holdings, Inc.
                   HSTR Retail Holdings, Inc.
                   Humble Springs Ltd. (49.5% - owned)
                   Nationwide Housing Properties, LP
                   Nationwide Housing Systems, LP
                   Oak Creek Homes, LP
                   Oak Creek Housing Properties, LP
                   Roadmasters Transport Company, Inc.   (51% - owned)
                   Western Insurance Agency, Inc.

                   INACTIVE SUBSIDIARIES:
                   ----------------------
                   Amcorp Management Service Company
                   American Homestar of Alabama, Inc.
                   American Homestar of North Carolina, Inc.
                   American Homestar West, Inc.
                   Associated Retailers Group, LP
                   Associated Retailers Holdings, Inc.
                   Brilliant Carriers, Inc.
                   First Value Homes, Inc.
                   Gold Medal Homes, Inc.
                   Gold Medal NC, Inc.
                   Homexpress, Inc.
                   Lifestar Reinsurance Limited
                   Nationwide NC Homes, Inc.
                   Nationwide of Alabama, Inc.
                   Nationwide West, LP
                   Pacific II Northwest Homes, Inc.
                   Pacific Northwest Homes, Inc.
                   Paradise Mortgage, Inc.
                   R-Anell Custom Homes, Inc.


All entities are 100% owned except where indicated to the contrary.