Form 10-Q/A
period 2003-09-26
AMERICAN HOMESTAR CORP
filed 2004-01-02
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q/A
                                 Amendment No.1

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending September 26, 2003 is being filed solely to correct the certifications required by pursuant to Rule 13a-14(a) set forth on Exhibits 31.1 and 31.2. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

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

                                  AMERICAN  HOMESTAR  CORPORATION

     Date:  December 30, 2003     By:  /s/  Craig  A.  Reynolds
                                       -----------------------------------------
                                       Craig  A.  Reynolds
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

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