Form 10-Q
period 2003-12-26
AMERICAN HOMESTAR CORP
filed 2004-02-03
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 26, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of February 3, 2004 the registrant had 100 shares of Series M Common Stock, par value $.01 per share, and 6,780,364 shares of Series C Common Stock, par value $.01 per share, issued and outstanding, and 3,219,636 shares of Series C Common Stock deemed issued, outstanding and held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed.

PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements

          Consolidated Statements of Operations for the three months and six months ended December 26, 2003 and December 27, 2002 . . . . 2

          Consolidated Balance Sheets
          as of December 26, 2003 and June 27, 2003. . . . . . . . . . . . . . 3

          Consolidated Statements of Cash Flows
          for the six months ended December 26, 2003 and December 27, 2002 . . 4

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . 5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . .. . . . . . . . . . . 14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . . 21

Item 4.   Controls and Procedures. . . . . . . . . . . .. . . . . . . . . . . 21

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .. . . . . . . . . . .22

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .23

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION) (UNAUDITED)



                                                   THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                      ENDED           ENDED           ENDED           ENDED
                                                   DECEMBER 26,    DECEMBER 27,    DECEMBER 26,    DECEMBER 27,
                                                       2003            2002            2003            2002
                                                  --------------  --------------  --------------  --------------
Revenues:
  Net sales. . . . . . . . . . . . . . . . . . .  $      14,775   $      16,729   $      33,815   $      35,244
  Other revenues . . . . . . . . . . . . . . . .          5,245           4,414          10,968          11,253
                                                  --------------  --------------  --------------  --------------
        Total revenues . . . . . . . . . . . . .         20,020          21,143          44,783          46,497

Cost of sales Cost of sales. . . . . . . . . . .         14,159          14,725          31,510          32,257
                                                  --------------  --------------  --------------  --------------
        Gross profit . . . . . . . . . . . . . .          5,861           6,418          13,273          14,240

Selling, general and administrative. . . . . . .          7,242           7,457          15,130          15,417
                                                  --------------  --------------  --------------  --------------

        Operating loss . . . . . . . . . . . . .         (1,381)         (1,039)         (1,857)         (1,177)

Interest expense . . . . . . . . . . . . . . . .           (100)           (269)           (201)           (557)

Other income . . . . . . . . . . . . . . . . . .            455              96             590             242
                                                  --------------  --------------  --------------  --------------
        Loss before income taxes, earnings in
        affiliates and minority interest . . . .         (1,026)         (1,212)         (1,468)         (1,492)

  Income tax expense (benefit) . . . . . . . . .           (171)             32             (82)            217
  Earnings (loss) in affiliates. . . . . . . . .              -             104             (15)            259
  Minority interests . . . . . . . . . . . . . .            (53)            (29)           (135)           (174)
                                                  --------------  --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . . . . . .  $        (908)  $      (1,169)  $      (1,536)  $      (1,624)
                                                  ==============  ==============  ==============  ==============

Loss per share - basic and diluted:. . . . . . .  $       (0.09)  $       (0.12)          (0.15)  $       (0.16)
                                                  ==============  ==============  ==============  ==============

Weighted average shares outstanding - basic and
        diluted: . . . . . . . . . . . . . . . .     10,000,100      10,000,100      10,000,100      10,000,100
                                                  ==============  ==============  ==============  ==============

See accompanying notes to consolidated financial statements

                         AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                            DECEMBER 26,    JUNE 27,
                                                                                2003          2003
                                                                            (UNAUDITED)    (AUDITED)
                                                                           --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $      10,420   $  14,890
   Cash - reserved for claims . . . . . . . . . . . . . . . . . . . . . .          2,874       4,341
   Cash - restricted. . . . . . . . . . . . . . . . . . . . . . . . . . .            508         640
   Accounts receivable - trade, net . . . . . . . . . . . . . . . . . . .          2,440       2,692
   Accounts receivable - other, net . . . . . . . . . . . . . . . . . . .            193         141
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,140      30,025
   Prepaid expenses, notes receivable and other current assets. . . . . .            989         943
                                                                           --------------  ----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . .         48,564      53,672
                                                                           --------------  ----------

   Notes receivable and other assets. . . . . . . . . . . . . . . . . . .            657         556
   Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . .          3,652       3,884
   Property, plant and equipment, net . . . . . . . . . . . . . . . . . .          9,039       9,469
   Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . .          3,354       3,354
                                                                           --------------  ----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $      65,266   $  70,935
                                                                           ==============  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $       5,771   $   6,826
   Current installments of notes payable. . . . . . . . . . . . . . . . .             52          70
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,313       1,292
   Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,658       1,687
   Accrued and other liabilities. . . . . . . . . . . . . . . . . . . . .          3,460       4,817
   Liquidation and plan reserve . . . . . . . . . . . . . . . . . . . . .          1,002       1,269
   Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,217       1,666
   Initial distribution payable . . . . . . . . . . . . . . . . . . . . .          1,658       2,675
                                                                           --------------  ----------
         Total current liabilities. . . . . . . . . . . . . . . . . . . .         16,131      20,302
                                                                           --------------  ----------

   Notes payable, less current installments . . . . . . . . . . . . . . .            405         502
   Minority interest in consolidated subsidiary . . . . . . . . . . . . .          1,361       1,226
   Commitments and contingencies. . . . . . . . . . . . . . . . . . . . .             --          --

SHAREHOLDERS' EQUITY
   Common stock series C, par value $0.01; 15,000,000 shares authorized,
      10,000,000 shares issued and outstanding. . . . . . . . . . . . . .            100         100
   Common stock series M, par value $0.01; 7,500,000 shares authorized,
      100 shares issued and outstanding . . . . . . . . . . . . . . . . .             --          --
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         49,355      49,355
   Accumulated deficit since September 29, 2001 (accumulated deficit of
      $158 million eliminated at time of reorganization). . . . . . . . .         (2,086)       (550)
                                                                           --------------  ----------
         Total shareholders' equity . . . . . . . . . . . . . . . . . . .         47,369      48,905
                                                                           --------------  ----------
         Total liabilities and shareholders' equity . . . . . . . . . . .  $      65,266   $  70,935
                                                                           ==============  ==========

See accompanying notes to consolidated financial statements

                           AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN THOUSANDS) (UNAUDITED)


                                                                        SIX MONTHS      SIX MONTHS
                                                                          ENDED           ENDED
                                                                       DECEMBER 26,    DECEMBER 27,
                                                                           2003            2002
                                                                      --------------  --------------
Cash flows from operations:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (1,536)  $      (1,624)
   Adjustments to reconcile net loss to net cash used by operations:
      Loss (Gain) on sale of assets. . . . . . . . . . . . . . . . .           (107)             --
      Depreciation and amortization. . . . . . . . . . . . . . . . .            303             321
      Minority interests in income of consolidated subsidiaries. . .            135             174
      Losses (earnings) in affiliates. . . . . . . . . . . . . . . .             16            (259)
      Change in assets and liabilities:
        Receivables. . . . . . . . . . . . . . . . . . . . . . . . .            200           1,437
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . .         (1,114)         (2,026)
        Prepaid expenses, notes receivable and other current assets.            (45)           (377)
        Notes receivable and other assets. . . . . . . . . . . . . .           (101)           (539)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .             21            (477)
        Accrued expenses and other liabilities . . . . . . . . . . .         (1,388)         (3,222)
                                                                      --------------  --------------
            Net cash used by operations. . . . . . . . . . . . . . .         (3,616)         (6,592)
                                                                      --------------  --------------

Cash flows from investing activities:
   Sales of property, plant and equipment. . . . . . . . . . . . . .            412              --
   Purchases of property, plant and equipment. . . . . . . . . . . .           (178)           (235)
   Dividend from unconsolidated affiliate. . . . . . . . . . . . . .             95             221
   Net return of investment in affiliate . . . . . . . . . . . . . .            121              --
                                                                      --------------  --------------
            Net cash from (used for) investing activities. . . . . .            450             (14)
                                                                      --------------  --------------

Cash flows from financing activities:
   Borrowings under floor plan payable . . . . . . . . . . . . . . .          3,545           6,009
   Repayments of floor plan payable. . . . . . . . . . . . . . . . .         (4,600)        (10,808)
   Principal payments of long-term debt. . . . . . . . . . . . . . .           (115)           (310)
   Payment of, and other changes in, plan obligations. . . . . . . .         (1,733)         (1,032)
   Change in restricted cash . . . . . . . . . . . . . . . . . . . .          1,599             751
                                                                      --------------  --------------
            Net cash from (used for) financing activities. . . . . .         (1,304)         (5,390)
                                                                      --------------  --------------

   Net change in cash and cash equivalents . . . . . . . . . . . . .         (4,470)        (11,996)
   Cash and cash equivalents at beginning of period. . . . . . . . .         14,890          32,250
                                                                      --------------  --------------

   Cash and cash equivalents at end of period. . . . . . . . . . . .  $      10,420   $      20,254
                                                                      ==============  ==============

   Supplemental Cash Flow Information
      Income taxes paid. . . . . . . . . . . . . . . . . . . . . . .  $          80   $         280
      Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .            182             553
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

     The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements do not include certain financial and footnote information required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 27, 2003. Because of the seasonal nature of our business, results of operations for the three months ended December 26, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain amounts previously reported have been reclassified to conform to the fiscal 2004 presentation.

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

     Other revenue includes revenue from our transportation services company, our insurance agency, commission income from the sale of repossessed homes, income from the sale of wheels and axles and nominal other corporate income.

     Transportation revenues are recognized after the service has been performed and invoiced to the customer.

     Insurance commissions are recognized when received and acknowledged by the underwriter as due.

     Other revenue items are recognized when received.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

(2)  INVENTORIES

     A summary of inventories, net of valuation reserves follows (in thousands):

                                         DECEMBER 26,  JUNE 27,
                                            2003         2003
                                        -------------  ---------
     Manufactured homes:
       New . . . . . . . . . . . . . .  $      22,509  $  22,620
       Used. . . . . . . . . . . . . .          1,792      1,994
     Homesites:
       Land. . . . . . . . . . . . . .          1,370        891
       Improvements. . . . . . . . . .          3,339      2,345
     Furniture and supplies. . . . . .            512        423
     Raw materials and work-in-process          1,618      1,752
                                        -------------  ---------
           Total . . . . . . . . . . .  $      31,140  $  30,025
                                        =============  =========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                                                DECEMBER 26,    JUNE 27,
                                                   2003           2003
                                              --------------  -------------
Total assets . . . . . . . . . . . . . . . .  $       19,450  $       7,110
                                              ==============  =============

Total liabilities. . . . . . . . . . . . . .          12,768            191
                                              ==============  =============

Shareholders' equity . . . . . . . . . . . .  $        6,682  $       6,919
                                              ==============  =============


                THREE MONTHS   THREE MONTHS     SIX MONTHS     SIX MONTHS
                    ENDED          ENDED          ENDED           ENDED
                DECEMBER 26,   DECEMBER 27,    DECEMBER 26,   DECEMBER 27,
                    2003           2002            2003           2002
                -------------  -------------  --------------  -------------
Total revenues  $         527  $         750  $       1,128   $       1,897
                =============  =============  ==============  =============

Net income . .  $          17  $         175  $         (46)  $         486
                =============  =============  ==============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), a Company not affiliated with the Company. Homestar Mortgage operated as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. The Company accounts for its investment in Homestar Mortgage using the equity method. In July 2003 we reached agreement with Home Loan to cease operations effective July 31, 2003. Homestar Mortgage has ceased operations and liquidated all assets. Summary unaudited financial information for Homestar Mortgage, as of and for the periods indicated, is as follows (in thousands):

                                               DECEMBER 26,     JUNE 27,
                                                   2003           2003
                                              --------------  -------------
Total assets . . . . . . . . . . . . . . . .  $           --  $         263
                                              ==============  =============

Total liabilities. . . . . . . . . . . . . .              --              5
                                              ==============  =============

Shareholders' equity . . . . . . . . . . . .  $           --  $         258
                                              ==============  =============


                   THREE MONTHS   THREE MONTHS     SIX MONTHS     SIX MONTHS
                       ENDED          ENDED          ENDED           ENDED
                   DECEMBER 26,   DECEMBER 27,    DECEMBER 26,   DECEMBER 27,
                       2003           2002            2003           2002
                   -------------  -------------  --------------  -------------
Total revenues. .  $        (11)   $         84  $          137  $          84
                   =============  =============  ==============  =============

Net income. . . .  $        (17)   $         33  $           17  $          33
                   =============  =============  ==============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In March 2003, the Company invested $50 for a 49.5% interest in Humble Springs LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with the Company. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and the Company agreed to provide for the cash needs of the venture (to a maximum of $547,000) in the form of additional capital contributions for which the Company will receive a preferred return upon completion of the development project. The Company has the right, but not the obligation, to cure any loan defaults of the partnership. In such case, the Company would assume the other partners' ownership interests. As of December 26, 2003, American Homestar had contributed a total of $312,000. The Company accounts for its investment in Humble Springs LTD using the equity method. Summary unaudited financial information for Humble Springs LTD, as of and for the periods indicated, is as follows (in thousands):

                                               DECEMBER 26,     JUNE 27,
                                                   2003           2003
                                              --------------  -------------
Total assets . . . . . . . . . . . . . . . .  $          799  $         783
                                              ==============  =============

Total liabilities. . . . . . . . . . . . . .  $          487  $         487
                                              ==============  =============

Owners' equity . . . . . . . . . . . . . . .  $          312  $         296
                                              ==============  =============

                   THREE MONTHS   THREE MONTHS     SIX MONTHS     SIX MONTHS
                       ENDED          ENDED          ENDED           ENDED
                   DECEMBER 26,   DECEMBER 27,    DECEMBER 26,   DECEMBER 27,
                       2003           2002            2003           2002
                   -------------  -------------  --------------  -------------
Total revenues. .  $          --  $          --  $          --  $           --
                   =============  =============  ==============  =============

Net income. . . .  $          --  $          --  $          --  $           --
                   =============  =============  ==============  =============

(4)  Notes and Floor Plan Payable

     On October 3, 2001, we entered into a floor plan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of its display models and inventory homes. The balance outstanding at December 26, 2003 was $5.8 million and the balance at June 27, 2003 was $6.8 million. At December 26, 2003, $5.7 million was available under the inventory credit line. This revolving line is contractually committed until October 2, 2004.

     The floor plan payable is secured by substantially all of our inventory, real estate and by certain other assets (including certain specific cash deposits consisting of approximately $0.5 million at December 26, 2003 included in restricted cash). In addition to traditional subjective covenants, there are two financial covenant tests we are required to meet under our floor plan facility. One test is floor plan debt compared to total assets (as defined in the credit facility). The other test is a minimum cash balances requirements. At December 26, 2003 and for all prior periods as of and after September 29, 2001, we were in compliance with all covenants.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)  SHAREHOLDERS' EQUITY AND PRO-FORMA EARNINGS PER SHARE

     Under the Plan of Reorganization, we have the authority to issue 15 million shares of new Series C common stock and are required to issue 10 million shares of Series C common stock to our general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, we issued new shares of Series C common stock to persons holding allowed unsecured claims and shares of Series M common stock to management under an incentive program. As of December 26, 2003, we had issued 10 million shares of Series C common stock, of which 6,780,364 shares were issued to specific shareholders with allowed claims under the Plan of Reorganization, and 3,219,636 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. We also have the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of December 26, 2003, and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of December 26, 2003, there are options outstanding, that the board of directors has approved and granted, to purchase 4,681,900 shares of Series M common stock at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of December 26, 2003, options for 967,980 shares were vested.

     We account for grants to employees and directors under the provisions of APB Opinion No. 25 and related interpretations. Had compensation expense for the Plan of Reorganization been determined based upon the fair value method as prescribed in SFAS No. 123, the loss would have changed to the following pro forma amounts for the three and six months ended December 26, 2003 and December 27, 2002, respectively.

                                        THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                           ENDED           ENDED           ENDED           ENDED
                                        DECEMBER 26,    DECEMBER 27,    DECEMBER 26,    DECEMBER 27,
                                            2003            2002            2003            2002
                                       --------------  --------------  --------------  --------------
Net loss as reported                   $        (908)  $      (1,169)  $      (1,536)  $      (1,624)
Deduct: total stock-based employee
   compensation expense determined
   under fair value based method for
   awards, net of related tax effects            (56)            (61)            (95)           (122)
                                       --------------  --------------  --------------  --------------

Net loss, pro forma                    $        (964)  $      (1,230)  $      (1,631)  $      (1,746)
                                       ==============  ==============  ==============  ==============

Loss per share
   As reported                         $       (0.09)  $       (0.12)  $       (0.15)  $       (0.16)
                                       ==============  ==============  ==============  ==============

   Pro forma                           $       (0.10)  $       (0.12)  $       (0.16)  $       (0.17)
                                       ==============  ==============  ==============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(6)  BUSINESS SEGMENTS

     The Company operates primarily in five business segments-(i) retail; (ii) manufacturing; (iii) transportation; (iv) insurance; and (v) corporate. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                                                   ADJUSTMENTS/
                               RETAIL   MANUFACTURING   TRANSPORTATION   INSURANCE    CORPORATE    ELIMINATIONS    TOTAL
                              --------------------------------------------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 26, 2003

Revenues from external
   customers . . . . . . . .  $12,440   $        2,666  $         4,507  $      403  $        4   $          --   $20,020
Intersegment revenues. . . .       --            6,561               --          --          --          (6,561)       --
Interest expense . . . . . .      100               --               --          --          --              --       100
Depreciation . . . . . . . .       65               60               12           1           8              --       146
Segment profit (loss) before
   income taxes and
   earnings in affiliates. .   (1,468)             710              158         187        (557)            (56)   (1,026)
Segment assets . . . . . . .   20,348           22,583            2,967         575      55,073         (36,280)   65,266
Expenditures for segment
   assets. . . . . . . . . .       51               24                9          --           5              --        89


                                                                                                  ADJUSTMENTS/
                              RETAIL    MANUFACTURING   TRANSPORTATION   INSURANCE   CORPORATE    ELIMINATIONS    TOTAL
                              --------------------------------------------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 27, 2002

Revenues from external
   customers . . . . . . . .  $14,035   $        2,747  $         4,039  $      315  $        7   $          --   $21,143
Intersegment revenues. . . .       --            6,783               --          --          --          (6,783)       --
Interest expense . . . . . .      269               --               --          --          --              --       269
Depreciation . . . . . . . .       75               61               13           2          15              --       166
Segment profit (loss) before
   income taxes and
   earnings in affiliates. .   (1,185)             697               90         140        (925)            (29)   (1,212)
Segment assets . . . . . . .   30,287           27,532            2,695       1,087      51,627         (31,769)   81,459
Expenditures for segment
assets . . . . . . . . . . .       30                3               15          --          16              --        64

                                                                                                  ADJUSTMENTS/
                              RETAIL    MANUFACTURING   TRANSPORTATION   INSURANCE   CORPORATE    ELIMINATIONS    TOTAL
                              --------------------------------------------------------------------------------------------
SIX MONTHS ENDED
DECEMBER 26, 2003

Revenues from external
   customers . . . . . . . .  $28,790   $        5,570  $         9,656  $      757  $       10   $          --   $44,783
Intersegment revenues. . . .       --           14,210               --          --          --         (14,210)       --
Interest expense . . . . . .      201               --               --          --          --              --       201
Depreciation . . . . . . . .      131              123               27           2          20              --       303
Segment profit (loss) before
   income taxes and
   earnings in affiliates. .   (2,187)           1,533              412         335      (1,557)             (4)   (1,468)
Segment assets . . . . . . .   20,348           22,583            2,967         575      55,073         (36,280)   65,266
Expenditures for segment
    assets . . . . . . . . .       88               44               38           3           5              --       178

                                                                                                  ADJUSTMENTS/
                              RETAIL    MANUFACTURING   TRANSPORTATION   INSURANCE   CORPORATE    ELIMINATIONS    TOTAL
                              --------------------------------------------------------------------------------------------
SIX MONTHS ENDED
DECEMBER 27, 2002

Revenues from external
   Customers . . . . . . . .  $31,008   $        4,812  $        10,024  $      628  $       25   $          --   $46,497
Intersegment revenues. . . .       --           15,521               --          --          --         (15,521)       --
Interest expense . . . . . .      557               --               --          --          --              --       557
Depreciation . . . . . . . .      148              122               18           5          28              --       321
Segment profit (loss) before
   income taxes and
   earnings in affiliates. .   (1,830)           1,461              572         262      (1,816)           (141)   (1,492)
Segment assets . . . . . . .   30,287           27,532            2,695       1,087      51,627         (31,769)   81,459
Expenditures for segment
    assets . . . . . . . . .      101                5               58          --          46              --       210

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


OVERVIEW:

     American Homestar is a regional vertically integrated manufactured housing company with operations in manufacturing, retailing, home transportation services, home financing and insurance. Our principal operations are located in Texas, although we also sell our products in neighboring states. We manufacture a wide variety of manufactured homes from two of our three manufacturing facilities. The third manufacturing facility is primarily engaged in refurbishing manufactured homes obtained through lender repossessions. This third facility was sold on January 15, 2004. As a condition of the sale, we will lease, and continue to use, this facility for at least one year from the date of sale.

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     In connection with our reorganization, we significantly downsized our operations and focused on our core Southwest market where we are based and where we have historically had our most favorable overall results. We currently operate 31 retail sales centers in Texas, Louisiana and Oklahoma and two sales centers in manufactured housing communities in Texas. In addition, we display homes that are ready for sale and occupancy ("spec homes") and model homes in approximately 34 additional manufactured housing communities, although we do not have an on-site sales office at the communities. We also distribute homes through approximately 48 independent retailers and developers located in five states. We operate three manufacturing plants, two of which produce new homes while the third refurbishes lender repossessions. Additionally, we operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. We also have a 51% ownership interest in a transport company, which specializes in the transportation of manufactured and modular homes and offices. We also have a 50% interest in a finance company, which specializes in providing chattel and land/home financing to our customers. Most recently, we have aligned with several developers to meet an emerging market segment in our core Southwest market region and to gain greater market share. We believe that our regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow us to be more successful, over time, than would otherwise be the case.

RESULTS  OF  OPERATIONS

     The following table summarizes certain key sales and operating statistics for the periods:

                                                      THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                          ENDED          ENDED          ENDED          ENDED
                                                      DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                                                          2003           2002           2003           2002
Company-manufactured new homes sold at retail:
   Single section. . . . . . . . . . . . . . . . . .             37             52             86            124
   Multi-section . . . . . . . . . . . . . . . . . .            155            185            367            398
Total new homes sold at retail . . . . . . . . . . .            192            237            453            522
Previously-owned homes sold at retail. . . . . . . .             34             53             76            125
Average retail selling price - new homes, excluding
land:
   Single section. . . . . . . . . . . . . . . . . .  $      35,202  $      32,626  $      32,963  $      32,605
   Multi-section . . . . . . . . . . . . . . . . . .  $      66,133  $      61,064  $      65,096  $      60,437
Company-operated retail centers and community
   sales offices at end of period. . . . . . . . . .             31             41             31             41
Total manufacturing shipments (homes). . . . . . . .            255            285            562            594
Manufacturing shipments to independent retail
   sales centers and developers (homes). . . . . . .             65             80            143            124

     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                  THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                      ENDED          ENDED          ENDED          ENDED
                                                  DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                                                      2003           2002           2003           2002
Total revenues . . . . . . . . . . . . . . . . .         100.0%         100.0%         100.0%         100.0%
Gross profit . . . . . . . . . . . . . . . . . .          29.3%          30.4%          29.6%          30.6%
Selling, general and administrative expenses . .          36.2%          35.3%          33.8%          33.2%
Operating loss . . . . . . . . . . . . . . . . .         (6.9%)         (4.9%)         (4.1%)         (2.5%)
Loss before income taxes, earnings in affiliates
   and minority interest . . . . . . . . . . . .         (5.1%)         (5.7%)         (3.3%)         (3.2%)
Net loss . . . . . . . . . . . . . . . . . . . .         (4.5%)         (5.5%)         (3.4%)         (3.5%)

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


THREE MONTHS ENDED DECEMBER 26, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 2002

     Net Sales. Net sales of manufactured homes were $14.8 million for the three months ended December 26, 2003, compared to $16.7 million for the three months ended December 27, 2002. The 11% decrease in net sales was as a result of a decline in retail sales, generally consistent with an overall decline in new home sales in Texas.

     Retail sales declined $1.5 million (or 11%) for the three months ended December 26, 2003. New home sales declined to 192 homes for the three months ended December 26, 2003 from 237 homes for the three months ended December 27, 2002. Same store retail sales were approximately 6 homes per retail store in each period. The decline in total number of new home sales was attributable to closing underperforming retail centers since September 2002. While no stores were closed in the current quarter, management continues to monitor all stores to ensure that sales are at or above pre-determined minimum acceptable levels.

     Manufacturing division sales to independent dealers and developers were unchanged at $2.7 million in the three month period ended December 26, 2003 when compared to the three month period ended December 27, 2002. We believe such sales to independent dealers and developers will increase gradually over time, aided by recent reductions of competitor capacity in our regional market area and our increasing emphasis on developer sales.

     Other Revenues. Other revenues increased $0.8 million to $5.2 million for the three months ended December 26, 2003, compared to $4.4 million for the three months ended December 27, 2002. The increase in other revenues was due primarily to an increase in our transportation company's delivery and set-up activity and revenues.

     Cost of Sales. Cost of sales was $14.2 million (or 71% of revenues) for the three months ended December 26, 2003, compared to $14.7 million (or 70% of revenues) for the three months ended December 27, 2002.

     Cost of sales for homes sold at retail increased to 72% of retail revenues for the three months ended December 26, 2003, compared to 70% of retail revenues for the three months ended December 27, 2002 due to a lower proportion of used home sales (which typically represent a lower cost of sales percentage) and to slightly lower margins on both new and used home sales.

     Cost of sales for homes sold to independent dealers and subdivision developers (expressed as a percentage of manufacturing revenues) for the three months ended December 26, 2003 was essentially unchanged at 86% when compared to the three months ended December 27, 2002. Significant increases in costs of lumber and wood products during the quarter were included in the wholesale selling prices of our homes as a temporary wood products surcharge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.2 million (or 36% of revenues) in the three months ended December 26, 2003, compared to $7.5 million (or 35% of revenues) in the three months ended December 27, 2002. Lower fixed costs due to fewer retail stores were partially offset by increases in merchandising costs and employee benefits.

     Interest Expense. Interest expense was $0.1 million for the three months ended December 26, 2003, compared to $0.3 million for the three months ended December 27, 2002. The decrease was attributable to the significant reduction of the inventory-related (floor plan) debt from $15.9 million at December 27, 2002 to $5.8 million at December 26, 2003.

     Other Income. Other income was $0.5 million for the three months ended December 26, 2003, compared to $0.1 million for the three months ended December 27, 2002. The increase was due primarily to a $0.4 million refund of workers comp premiums from a prior year.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Income Taxes. We had an income tax benefit of $0.2 million (on pretax loss of $1.0 million) for the three months ended December 26, 2003, compared an income tax expense of $0.03 million (on a pretax loss of $1.2 million) for the three months ended December 27, 2002. Tax expense in both periods relates to our transportation operation which files tax returns separate from the Company's consolidated return while the tax benefit in the current quarter resulted from a tax refund of $0.2 million which related to a prior year but was received during the quarter.

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was $8,500 for the three months ended December 26, 2003, compared to $87,500 for the three months ended December 27, 2002. In prior periods, Homestar 21 has reported income from origination and rate buy-down points which were recorded as revenues when each loan was sold. Due to a change in the method in which these loans are now financed, the points are now amortized over the life of the loan. As a result of the elimination of the origination and rate buy-down points income for the three months ended December 26, 2003, Homestar 21 reported a smaller profit. In the current quarter our 50% share in the after tax earnings of Homestar Mortgage was a loss of $8,500. Homestar Mortgage has ceased operations and liquidated all assets. The loss in the current quarter arose from refunds of origination fees received for loans which later experienced early payment delinquency.

     Minority Interests. We own 51% of our transportation operations and therefore consolidate (or include 100% of) the transportation company's results in our financial statements. Because we only benefit from 51% of the income, the remaining 49% is shown as a deduction on our consolidated income statement. This deduction was $53,000 for the three months ended December 26, 2003, compared to $29,000 for the three months ended December 27, 2002. The increased deduction for minority interests resulted from increased profits in our transportation operations in the current period as compared to the prior year period.

SIX  MONTHS  ENDED  DECEMBER  26, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 27,
2002

     Net Sales. Net sales of manufactured homes were $33.8 million for the six months ended December 26, 2003, compared to $35.2 million for the six months ended December 27, 2002. The 4% decrease in net sales was as a result of a decrease in retail home sales. The decrease in retail sales was partially offset by an increase in manufactured wholesale shipments to independent dealers and developers.

     Retail sales declined $2.1 million (or 6.9%) for the six months ended December 26, 2003. New home sales declined to 453 homes for the six months ended December 26, 2003 from 522 homes for the six months ended December 27, 2002. Same store sales at retail were approximately 15 homes per retail store for the period ended December 26, 2003 compared to an average of 13 new homes per retail store for the period ended December 27, 2002. The decline in total number of new home sales was attributable to closing underperforming retail centers since September 2002. While no stores were closed in the six months ended December 27, 2003, management continues to monitor all stores to ensure that sales are at or above pre-determined minimum acceptable levels.

     Manufacturing division sales to independent dealers and developers were $5.6 million in the six months period ended December 26, 2003, compared to $4.8 million in the six month period ended December 27, 2002. We believe such sales to independent dealers and subdivision developers will increase gradually over time, aided by recent reductions of competitor capacity in our regional market area and our emphasis on subdivision developer sales.

     Other Revenues. Other revenues decreased $0.2 million to $11 million for the six months ended December 26, 2003, compared to $11.2 million for the six months ended December 27, 2002. The decline in revenues was due primarily to a decrease in our transportation company's delivery and set-up activity and revenues.

     Cost of Sales. Cost of sales was $31.5 million (or 70% of revenues) for the six months ended December 26, 2003, compared to $32.3 million (or 69% of revenues) for the six months ended December 27, 2002.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Cost of sales for homes sold at retail increased to 71.5% of retail revenues for the six months ended December 26, 2003, compared to 69.3% of retail revenues for the six months ended December 27, 2002 due to a lower proportion of used home sales (which typically represent a lower cost of sales percentage) and sales to developers, during the six months ended December 26, 2003, under a special, limited low margin program which was not in place in the comparable period last year.

     Cost of sales for homes sold to independent dealers and developers (expressed as a percentage of manufacturing revenues) for the six months ended December 26, 2003 was essentially unchanged at 87% when compared to the six months ended December 27, 2002. Significant increases in costs of lumber and wood products during the six month period ended December 26, 2003 were included in the wholesale selling prices of our homes as a temporary wood products surcharge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.1 million (or 33.8% of revenues) in the six months ended December 26, 2003, compared to $15.4 million (or 33.2% of revenues) in the six months ended December 27, 2002. Lower fixed costs due to fewer retail stores were largely offset by increases in advertising and other merchandising costs.

     Interest Expense. Interest expense was $0.2 million for the six months ended December 26, 2003, compared to $0.6 million for the six months ended December 27, 2002. The decrease was attributable to the significant reduction of the inventory-related (floor plan) debt from $15.9 million at December 27, 2002 to $5.8 million at December 26, 2003.

     Other Income. Other income was $0.6 million for the six months ended December 26, 2003, compared to $0.2 million for the six months ended December 27, 2002. The increase was due primarily to a $0.4 million refund of a prior year insurance deposit.

     Income Taxes. We had an income tax benefit of $0.1 million (on pretax loss of $1.5 million) for the six months ended December 26, 2003, compared to an income tax expense of $0.2 (on a pretax loss of $1.5 million) for the six months ended December 27, 2002. Tax expense in both periods relates to our transportation operation which files tax returns separate from the Company's consolidated return while the tax benefit for the six months ended December 26, 2003 resulted from a tax refund of $0.2 million which related to a prior year but was received during the period.

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was a loss of $23,000 for the six months ended December 26, 2003, compared to income of $259,000 for the six months ended December 27, 2002. In prior periods, Homestar 21 has reported income from origination and rate buy-down points which were recorded as revenues when each loan was sold. Due to a change in the method in which these loans are now financed, the points are now amortized over the life of the loan. As a result of the elimination of the origination and rate buy-down points income for the six months ended December 26, 2003, Homestar 21 reported a loss. In the current period our 50% share in the after tax earnings of Homestar Mortgage was $8,500 compared to earnings of $33,000 for the period ended December 27, 2002. Homestar Mortgage has ceased operations and liquidated all assets.

     Minority Interests. We own 51% of our transportation operations and therefore consolidate (or include 100% of) the transportation company's results in our financial statements. Because we only benefit from 51% of the income, the remaining 49% is shown as a deduction on our consolidated income statement. This deduction was $135,000 for the six months ended December 26, 2003, compared to $174,000 for the six months ended December 27, 2002. The decreased deduction for minority interests resulted from decreased profits in our transportation operations in the current period as compared to the prior year period.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES:

     At December 26, 2003, we had operating cash and cash equivalents of $10.4 million, cash-reserved for claims of $2.9 million, and cash-restricted of $0.5 million. The reserved cash balance was for payment of an initial distribution to shareholders and management's estimate of cash required to pay remaining claims under the Plan of Reorganization. The restricted cash represents $0.5 million held in a cash collateral account, which secures the Company's floor plan through Associates Housing Financial LLC ("Associates").

     During the six months ended December 26, 2003, cash used in operating activities was $3.6.million. Of that, $1.2 million was used to fund operating losses, $0.9 million was invested in receivables and inventory, and $1.4 million was used to reduce accounts payable and accrued liability balances. We also generated $0.2 million from the sale of idle assets after deducting maintenance-level capital expenditures during the period. We continued to further reduce inventory-related debt by $1.1 million and long-term, real estate related debt by $0.1 million.

     Under the Plan of Reorganization, the Company was required to make an initial distribution of approximately $5.3 million to our new shareholders. We made payments of approximately $2.1 million and $0.5 million in April 2002 and December 2002. In July 2003, we made a third payment of approximately $1.0 million from cash restricted for that purpose. In addition, we paid approximately $0.7 million for other claims and obligations under the Plan of Reorganization. At December 26, 2003 approximately $1.7 million is in escrow for the balance of the initial distribution and approximately $1.2 million is reserved for the balance of our estimate of all remaining cash obligations related to the Plan of Reorganization.

     We also further reduced our floor plan debt by $1.1 million. The balance outstanding at December 27, 2003 under the floor plan credit facility with Associates was $5.8 million. This revolving line carries an annual interest rate of prime plus 1%. The line is contractually committed until October 2, 2004. We believe that this floor plan credit facility is sufficient to meet our inventory financing needs until October 2004. We are currently exploring alternatives to this line of credit and we plan to secure new lines of credit before October 2004.

     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources pursuant to which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, we provide for anticipated repurchase losses. At December 26, 2003, we were at risk to repurchase approximately $1.2 million of manufactured homes and we have provided for estimated net repurchase losses of approximately $0.2 million.

     We believe that our current cash position and expected cash flow from operations and the liquidation of excess inventory, along with our floor plan facility, will be sufficient to support our cash and working capital requirements for the foreseeable future.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We have not participated in any off-balance sheet arrangements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

     For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it. Based on the current level of variable-rate debt, each one percentage point increase (or decrease) in interest rates occurring on the first day of the year would result in an increase (or decrease) in interest expense for the coming year of approximately $58,000.

     Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We do not believe that future market interest rate risks related to our marketable investments or debt obligations will have a material impact on the Company or the results of our future operations.

     We do not hold any financial instruments for trading purposes. We originate loans through our 50%-owned affiliate, Homestar 21, most of which are at fixed rates of interest. In the past, these loans were temporarily warehoused and periodically sold to investors through the asset-backed securities market. Under this prior arrangement our affiliate assumed a short-term interest rate risk until each loan was sold. During the six months ended December 26, 2003, this process changed. Rather than selling these loans, our affiliate now holds the loans and will periodically borrow funds, at fixed rates, to finance the new loans added to its portfolio. Under this new arrangement our affiliate will assume a short-term interest rate risk until each loan is financed through periodic, fixed rate borrowings. We believe this new arrangement is preferable because it may produce greater "spreads" and may be a more reliable and stable source of long term financing for the loans our affiliate originates and holds.

ITEM 4. CONTROLS AND PROCEDURES

       As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 26, 2003, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 26, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive Officer of the Company.

31.2 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief Financial Officer of the Company.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Finis F. Teeter, Chief Executive Officer, and Craig A. Reynolds, Chief Financial Officer of the Company.



(b)  REPORTS ON FORM 8-K

     During the three months ended December 26, 2003, the Company filed the following reports on Form 8-K:

     1. On October 9, 2003 - regarding the election of Nathan P. Morton to the Board of Directors; and

     2. On October 10, 2003 - regarding the approval by the Board of Directors of additional 5% vesting of common stock options.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN HOMESTAR CORPORATION

     Date: February 3, 2004       By:  /s/ Craig A. Reynolds
                                       ------------------------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

EXHIBIT  INDEX
--------------

EX. NO.   DESCRIPTION
          -----------

31.1 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive Officer of the Company.

31.2 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief Financial Officer of the Company.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Finis F. Teeter, Chief Executive Officer, and Craig A. Reynolds, Chief Financial Officer of the Company.