Form 10-Q
period 2004-03-26
AMERICAN HOMESTAR CORP
filed 2004-05-07
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 26, 2004


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of May 7, 2004 the registrant had 67,600 shares of Series M Common Stock, par value $.01 per share, and 9,877,531 shares of Series C Common Stock, par value $.01 per share, issued and outstanding, and 122,469 shares of Series C Common Stock deemed issued, outstanding and held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed.

PART I - FINANCIAL  INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.  Financial  Statements
         Consolidated  Statements  of  Operations for the three months and nine months ended March 26, 2004 and March 28, 2003. . . . . . . 2

         Consolidated Balance Sheets
         as of March 26, 2004 and June 27, 2003 . . . . . . . . . . . . . . . 3

         Consolidated Statements of Cash Flows
         for the nine months ended March 26, 2004 and March 28, 2003. . . . . 4

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . 23

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . 23

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

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION) (UNAUDITED)


                                                               THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                                                                  ENDED           ENDED           ENDED          ENDED
                                                                MARCH 26,       MARCH 28,       MARCH 26,      MARCH 28,
                                                                   2004            2003           2004           2003
                                                              --------------  --------------  -------------  -------------
Revenues:
  Net sales. . . . . . . . . . . . . . . . . . . . . . . . .         16,333   $      18,160   $     49,855   $     52,990
  Other revenues . . . . . . . . . . . . . . . . . . . . . .            774             844          2,378          2,488
                                                              --------------  --------------  -------------  -------------
    Total revenues . . . . . . . . . . . . . . . . . . . . .         17,107          19,004         52,233         55,478

Cost of sales Cost of sales. . . . . . . . . . . . . . . . .         11,697          12,729         35,083         36,439
                                                              --------------  --------------  -------------  -------------
    Gross profit . . . . . . . . . . . . . . . . . . . . . .          5,410           6,275         17,150         19,039

Selling, general and administrative. . . . . . . . . . . . .          6,025           6,728         20,035         21,241
Gain on sale of assets . . . . . . . . . . . . . . . . . . .           (971)             (6)        (1,078)            (6)
                                                              --------------  --------------  -------------  -------------

    Operating income (loss). . . . . . . . . . . . . . . . .            356            (447)        (1,807)        (2,196)

Interest expense . . . . . . . . . . . . . . . . . . . . . .            (63)           (221)          (264)          (778)

Other income . . . . . . . . . . . . . . . . . . . . . . . .             54              68            536            310
                                                              --------------  --------------  -------------  -------------
    Income (loss) before income taxes,
    earnings in affiliates and discontinued
    operations . . . . . . . . . . . . . . . . . . . . . . .            347            (600)        (1,535)        (2,664)

  Income tax expense (benefit) . . . . . . . . . . . . . . .              -              (2)          (220)            (2)
  Earnings (loss) in affiliates. . . . . . . . . . . . . . .           (122)            120           (136)           379
                                                              --------------  --------------  -------------  -------------

Net income (loss) before discontinued operations . . . . . .  $         225   $        (478)  $     (1,451)  $     (2,283)
Discontinued operations, net of taxes, minority
  interests. . . . . . . . . . . . . . . . . . . . . . . . .             (4)             23            136            204
                                                              --------------  --------------  -------------  -------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $         221   $        (455)  $     (1,315)  $     (2,079)
                                                              ==============  ==============  =============  =============

Earnings (loss) per share - basic and diluted: . . . . . . .  $        0.02   $       (0.05)  $      (0.13)  $      (0.21)
                                                              ==============  ==============  =============  =============

Weighted average shares outstanding - basic and
    diluted: . . . . . . . . . . . . . . . . . . . . . . . .     10,002,710      10,000,100     10,000,970     10,000,100
                                                              ==============  ==============  =============  =============

See accompanying notes to consolidated financial statements

                       AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)

                                                                           MARCH 26,    JUNE 27,
                                                                             2004         2003
                                                                          (UNAUDITED)   (AUDITED)
                                                                          -----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $   15,285   $  14,473
  Cash - reserved for claims . . . . . . . . . . . . . . . . . . . . . .         923       4,341
  Cash - restricted. . . . . . . . . . . . . . . . . . . . . . . . . . .         237         640
  Accounts receivable - trade, net . . . . . . . . . . . . . . . . . . .         838         696
  Accounts receivable - other, net . . . . . . . . . . . . . . . . . . .          78         101
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30,121      29,919
  Prepaid expenses, notes receivable and other current assets. . . . . .         692         804
  Current assets of discontinued operations. . . . . . . . . . . . . . .          --       2,698
                                                                          -----------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .      48,174      53,672
                                                                          -----------  ----------

  Notes receivable and other assets. . . . . . . . . . . . . . . . . . .         341         418
  Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . .         823       3,884
  Property, plant and equipment, net . . . . . . . . . . . . . . . . . .       7,971       9,394
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . .       2,954       3,354
  Non-current assets of discontinued operations. . . . . . . . . . . . .          --         213
                                                                          -----------  ----------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   60,263   $  70,935
                                                                          ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,988   $   6,826
  Current installments of notes payable. . . . . . . . . . . . . . . . .         268          70
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         982         957
  Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,658       1,687
  Accrued and other liabilities. . . . . . . . . . . . . . . . . . . . .       4,674       4,614
  Liquidation and plan reserve . . . . . . . . . . . . . . . . . . . . .         884       1,269
  Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . .         886       1,666
  Initial distribution payable . . . . . . . . . . . . . . . . . . . . .          67       2,675
  Current liabilities of discontinued operations . . . . . . . . . . . .          --         538
                                                                          -----------  ----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .      12,407      20,302
                                                                          -----------  ----------

  Notes payable, less current installments . . . . . . . . . . . . . . .         175         502
  Non-current liabilities and minority interest of discontinued
  operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --       1,226
  Commitments and contingencies. . . . . . . . . . . . . . . . . . . . .          --          --

SHAREHOLDERS' EQUITY
  Common stock series C, par value $0.01; 15,000,000 shares authorized,
    10,000,000 shares outstanding at June 27, 2003 and
    March 26, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . .         100         100
  Common stock series M, par value $0.01; 7,500,000 shares authorized,
     100 shares outstanding at June 27, 2003, and 67,600 shares
     outstanding at March 26, 2004 . . . . . . . . . . . . . . . . . . .           1          --
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .      49,445      49,355
  Accumulated deficit since September 29, 2001 (accumulated deficit of
    $158 million eliminated at time of reorganization) . . . . . . . . .      (1,865)       (550)
                                                                          -----------  ----------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . .      47,681      48,905
                                                                          -----------  ----------
      Total liabilities and shareholders' equity . . . . . . . . . . . .  $   60,263   $  70,935
                                                                          ===========  ==========

See accompanying notes to consolidated financial statements

                             AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (IN THOUSANDS) (UNAUDITED)


                                                                      NINE MONTHS    NINE MONTHS
                                                                         ENDED          ENDED
                                                                       MARCH 26,      MARCH 28,
                                                                         2004           2003
                                                                     -------------  -------------
Cash flows from operations:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (1,315)  $     (2,079)
  Adjustments to reconcile net loss to net cash used by operations:
    Loss (Gain) on sale of assets . . . . . . . . . . . . . . . . .        (1,078)            (5)
    Depreciation and amortization . . . . . . . . . . . . . . . . .           398            454
    Losses (earnings) in affiliates . . . . . . . . . . . . . . . .           136           (379)
    Change in assets and liabilities:
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . .          (119)          (863)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          (202)        (2,115)
      Prepaid expenses, notes receivable and other current assets .           112           (345)
      Notes receivable and other assets . . . . . . . . . . . . . .            77            (47)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . .            25              8
      Accrued expenses and other liabilities. . . . . . . . . . . .          (355)        (3,382)
                                                                     -------------  -------------
        Net cash used by continuing operations. . . . . . . . . . .        (2,321)        (8,753)
      Changes in net assets of discontinued operations. . . . . . .         1,147           (203)
                                                                     -------------  -------------
        Net cash used by operations . . . . . . . . . . . . . . . .        (1,174)        (8,956)
                                                                     -------------  -------------

Cash flows from investing activities:
  Sales of property, plant and equipment. . . . . . . . . . . . . .         2,784             79
  Purchases of property, plant and equipment. . . . . . . . . . . .          (281)          (245)
  Dividend from unconsolidated affiliate. . . . . . . . . . . . . .            95            221
  Net return of investment in affiliate . . . . . . . . . . . . . .         2,830             --
                                                                     -------------  -------------
        Net cash from (used for) investing activities . . . . . . .         5,428             55
                                                                     -------------  -------------

Cash flows from financing activities:
  Borrowings under floor plan payable . . . . . . . . . . . . . . .         4,588          8,104
  Repayments of floor plan payable. . . . . . . . . . . . . . . . .        (8,426)       (14,885)
  Principal payments of long-term debt. . . . . . . . . . . . . . .          (129)           (78)
  Exercise of stock options . . . . . . . . . . . . . . . . . . . .            91             --
  Payment of, and other changes in, plan obligations. . . . . . . .        (3,387)        (1,215)
  Change in restricted cash . . . . . . . . . . . . . . . . . . . .         3,821            835
                                                                     -------------  -------------
        Net cash from (used for) financing activities . . . . . . .        (3,442)        (7,239)
                                                                     -------------  -------------

  Net change in cash and cash equivalents . . . . . . . . . . . . .           812        (16,140)
  Cash and cash equivalents at beginning of period. . . . . . . . .        14,473         31,959
                                                                     -------------  -------------

  Cash and cash equivalents at end of period. . . . . . . . . . . .  $     15,285   $     15,819
                                                                     =============  =============

  Supplemental Cash Flow Information
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .  $         --   $         --
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .           251            761
                                                                     =============  =============


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

     American Homestar Corporation is a regional vertically integrated manufactured housing company, with operations in manufacturing, retailing, financing and insurance. We were incorporated in Texas in July 1983.

     The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements do not include certain financial and footnote information required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended June 27, 2003. Because of the seasonal nature of our business, results of operations for the three months ended March 26, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain amounts previously reported have been reclassified to conform to the fiscal 2004 presentation.

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

     Other revenue includes revenue from our insurance agency, commission income from the sale of repossessed homes, income from the sale of wheels and axles and nominal other corporate income.

     Insurance commissions are recognized when received and acknowledged by the underwriter as due.

     Other  revenue  items  are  recognized  when  received.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance their activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable to periods ending after March 15, 2004. If we are the primary beneficiary of a VIE, because we are obligated to absorb the majority of the expected losses or receive the majority of the residual returns, we will consolidate the VIE in our consolidated financial statements. As of March 26, 2004, we have not consolidated any VIEs. We do not expect that the adoption of FIN 46R will have a material effect on our financial position or results of operation.

(2)  INVENTORIES

     A summary of inventories, net of valuation reserves follows (in thousands):

                                    MARCH 26,   JUNE 27,
                                       2004       2003
                                    ----------  ---------
Manufactured homes:
  New. . . . . . . . . . . . . . .  $   21,589  $  22,620
  Used . . . . . . . . . . . . . .       1,671      1,888
Homesites:
  Land . . . . . . . . . . . . . .       1,328        891
  Improvements . . . . . . . . . .       2,941      2,345
Furniture and supplies . . . . . .         564        423
Raw materials and work-in-process        2,028      1,752
                                    ----------  ---------
      Total. . . . . . . . . . . .  $   30,121  $  29,919
                                    ==========  =========


(3)  DEFERRED  INCOME  TAX  ASSETS

     At June 27, 2003 The Company had deferred income tax assets of approximately $30 million which represent potential income tax savings as and if the Company generates future taxable income. At June 27, 2003 we provided a full valuation allowance as to these assets. The ultimate realization of these deferred income tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible and before our net operating loss carry-forward expires in 2023. Due to the most recent historical operating results of the Company, we are unable to conclude, on a more likely than not basis, that all deferred income tax assets will be realized. In addition, a significant change in ownership of our Series C common stock, during any three year period in the future, could severely impair these deferred income tax assets and/or severely limit our ability to realize them. Accordingly, we continue to recognize a full valuation allowance to reduce the net deferred income tax assets to an amount we believe will more likely than not be realized.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  DISCONTINUED  OPERATIONS

     On February 25, 2004, the Company sold its 51% interest in Roadmasters Transport Company, Inc. ("Roadmasters") to Roadmasters for approximately $1.4 million, which was slightly more than the carrying value of the Company's investment in Roadmasters. Concurrent with the sale, the Company entered into a three-year transportation agreement with Roadmasters under which Roadmasters will continue to provide transportation services to the Company at competitive rates. Summary unaudited information for Roadmasters, as of and for the periods indicated, is as follows (in thousands):

                                               MARCH 26,   JUNE 27,
                                                  2004       2003
                                               ----------  ---------
Total current assets. . . . . . . . . . . . .  $       --  $   2,698

Total non-current assets. . . . . . . . . . .          --        213

Total current liabilities . . . . . . . . . .          --        538

Non-current liabilities and minority interest          --      1,226


                            THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                               ENDED           ENDED           ENDED          ENDED
                             MARCH 26,       MARCH 28,       MARCH 26,      MARCH 28,
                                2004            2003           2004           2003
                           --------------  --------------  -------------  -------------
Total revenues. . . . . .  $       2,779   $       3,845   $     12,436   $     13,868
                           --------------  --------------  -------------  -------------

Net income(loss). . . . .            (74)             44            200            399

Gain on Disposal. . . . .             34              --             34             --

Minority Interests. . . .             36             (21)           (98)          (195)

Income from discontinued
  operations, net of
  income taxes and
  minority interests. . .  $          (4)  $          23   $        136   $        204
                           ==============  ==============  =============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  INVESTMENT  IN  AFFILIATES  COMPANIES

     In fiscal 2000, the Company invested $2.4 million to provide one-half of the initial capitalization of Homestar 21, LLC ("Homestar 21"), a joint venture owned 50% by the Company and 50% by 21st Mortgage Corporation, a company not affiliated with the American Homestar. Homestar 21 is a finance company that specializes in providing chattel and land/home financing to the Company's customers. The Company accounts for its investment in Homestar 21 using the equity method.

     On March 23, 2004, the Company and Homestar 21 entered into an agreement to dissolve Homestar 21. As a liquidating dividend, the Company and 21st Mortgage each received approximately $3.2 million, which was slightly more than the carrying value of its investment. Concurrent with the dissolution of Homestar 21, the Company entered into an Origination Fee Agreement with 21st Mortgage which provides the Company the opportunity to earn origination fees on certain new loans in the future as the Company meets quarterly sales targets as to the sale of 21st Mortgage repossessions. Summary unaudited financial information for Homestar 21, as of and for the periods indicated, is as follows (in thousands):

                                                MARCH 26,   JUNE 27,
                                                  2004       2003
                                               ----------  ---------
Total assets . . . . . . . . . . . . . . . .   $       --  $   7,110
                                               ==========  =========

Total liabilities. . . . . . . . . . . . . .           --  $     191
                                               ==========  =========

Shareholders' equity . . . . . . . . . . . .   $       --  $   6,919
                                               ==========  =========


                        THREE MONTHS   THREE MONTHS    NINE MONTHS   NINE MONTHS
                           ENDED           ENDED          ENDED         ENDED
                         MARCH 26,       MARCH 28,      MARCH 26,     MARCH 28,
                            2004           2003           2004           2003
                       --------------  -------------  -------------  ------------
Total revenues . . . . $         456   $         631  $      1,584   $      2,528
                       ==============  =============  =============  ============

Net income . . . . . . $        (252)  $         228  $       (298)  $        714
                       ==============  =============  =============  ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), a company not affiliated with American Homestar. Homestar Mortgage operated as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. In July 2003 the Company reached agreement with Home Loan to cease operations effective July 31, 2003. Homestar Mortgage has ceased operations and liquidated all assets. The Company accounts for its investment in Homestar Mortgage using the equity method. Summary unaudited financial information for Homestar Mortgage, as of and for the periods indicated, is as follows (in thousands):

                                              MARCH 26,   JUNE 27,
                                                2004        2003
                                             ----------  ---------
Total assets . . . . . . . . . . . . . . .   $       --  $     263
                                             ==========  =========

Total liabilities  . . . . . . . . . . . .   $       --  $       5
                                             ==========  =========

Owners' equity . . . . . . . . . . . . . .   $       --  $     258
                                             ==========  =========


                       THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                           ENDED          ENDED         ENDED         ENDED
                        MARCH  26,      MARCH 28,     MARCH 26,     MARCH 28,
                           2004           2003           2004          2003
                       -------------  -------------  ------------  ------------
Total revenues . . . . $          --  $         140  $        137  $        224
                       =============  =============  ============  ============

Net income . . . . . . $          --  $          11  $         17  $         44
                       =============  =============  ============  ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In March 2003, we invested $50 for a 49.5% interest in Humble Springs LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with American Homestar. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and we agreed to provide for the cash needs of the venture (to a maximum of $547,000) in the form of additional capital contributions for which we will receive a preferred return upon completion of the development project. We have the right, but not the obligation, to cure any loan defaults of the partnership. In such case, we would assume the other partners' ownership interests. As of March 26, 2004, American Homestar had contributed a total of $319,009 to the venture. We account for our investment in Humble Springs LTD using the equity method. Summary unaudited financial information for Humble Springs LTD, as of and for the periods indicated, is as follows (in thousands):

                                               MARCH 26,   JUNE 27,
                                                 2004       2003
                                              ----------  ---------
Total assets. . . . . . . . . . . . . . . .   $      806  $     783
                                              ==========  =========

Total liabilities . . . . . . . . . . . . .   $      487  $     487
                                              ==========  =========

Owners' equity. . . . . . . . . . . . . . .   $      319  $     296
                                              ==========  =========

                       THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                           ENDED          ENDED         ENDED         ENDED
                         MARCH 26,      MARCH 28,     MARCH 26,     MARCH 28,
                           2004           2003           2004          2003
                       -------------  -------------  ------------  ------------
Total revenues . . . . $          --  $          --  $         --  $         --
                       =============  =============  ============  ============

Net income . . . . . . $          --  $          --  $         --  $         --
                       =============  =============  ============  ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In January 2004, we invested $50 for a 49.5% interest in 114 Starwood Development, LTD. ("Starwood"), a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with American Homestar. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and we agreed to provide for the cash needs of the venture (to a maximum of $500,000) in the form of additional capital contributions for which we will receive a preferred return upon completion of the development project.
We have the right, but not the obligation, to cure any loan defaults of the partnership. In such case, we would assume the other partners' ownership interests. As of March 26, 2004, American Homestar had contributed a total of $499,376 to the venture. We account for our investment in Starwood using the equity method. Summary unaudited financial information for Starwood, as of and for the periods indicated, is as follows (in thousands):

                                                MARCH 26,  JUNE 27,
                                                  2004      2003
                                              ----------  ---------
Total assets. . . . . . . . . . . . . . . .   $    3,147  $      --
                                              ==========  =========

Total liabilities . . . . . . . . . . . . .   $    2,639  $      --
                                              ==========  =========

Owners' equity. . . . . . . . . . . . . . .   $      508  $      --
                                              ==========  =========

                       THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                           ENDED          ENDED         ENDED         ENDED
                         MARCH 26,      MARCH 28,     MARCH 26,     MARCH 28,
                           2004           2003           2004          2003
                       -------------  -------------  ------------  ------------
Total revenues . . . . $          41  $          --  $         41  $         --
                       =============  =============  ============  ============

Net income . . . . . . $           9  $          --  $          9  $         --
                       =============  =============  ============  ============

(6)  NOTES AND FLOOR PLAN PAYABLE

     On October 3, 2001, we entered into a floor plan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of our display models and inventory homes. The balance outstanding at March 26, 2004 was $3.0 million and the balance at June 27, 2003 was $6.8 million. This floor plan credit facility was paid in full and retired on March 30, 2004.

     On March 15, 2004 the Company received a commitment for a new inventory financing (floor plan) credit facility through 21st Mortgage Corporation. The total credit line is $15 million although maximum borrowings, at any time, are subject to a borrowing base calculation based on the age of the inventory used as collateral. Advances under this line bear interest at the greater of prime plus 1% per annum or 7% per annum. This credit facility is secured by the Company's new home inventory and display models.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)  SHAREHOLDERS'  EQUITY  AND  PRO-FORMA  EARNINGS  PER  SHARE

     Under the Plan of Reorganization, we have the authority to issue 15 million shares of new Series C common stock and are required to issue 10 million shares of Series C common stock to our general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, we issued new shares of Series C common stock to persons holding allowed unsecured claims and shares of Series M common stock to management under an incentive program. As of March 26, 2004, we had issued 10 million shares of Series C common stock, of which 9,877,531 shares were issued to specific shareholders with allowed claims under the Plan of Reorganization, and 122,469 shares were held in constructive trust for the benefit of shareholders to be determined in name and amount as the claims process is completed. We also have the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of March 26, 2004, and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of March 26, 2004, the board of directors has approved and granted options to purchase 4,944,400 shares of Series M common stock at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of March 26, 2004, options for 67,500 shares had been exercised and options to purchase 1,091,975 additional shares were vested.

     We account for grants to employees and directors under the provisions of APB Opinion No. 25 and related interpretations. Had compensation expense for the Plan of Reorganization been determined based upon the fair value method as prescribed in SFAS No. 123, the loss would have changed to the following pro forma amounts for the three and nine months ended March 26, 2004 and March 28, 2003, respectively.

                                         THREE MONTHS    THREE MONTHS    NINE MONTHS    NINE MONTHS
                                            ENDED           ENDED           ENDED          ENDED
                                          MARCH 26,       MARCH 28,       MARCH 26,      MARCH 28,
                                             2004            2003           2004           2003
                                        --------------  --------------  -------------  -------------
Net income (loss) as reported. . . . .  $         221   $        (455)  $     (1,315)  $     (2,079)
Deduct: total stock-based employee
    compensation expense determined
    under fair value based method for
    awards, net of related tax effects            (94)            (61)          (189)          (110)
                                        --------------  --------------  -------------  -------------

Net income (loss), pro forma . . . . .  $         127   $        (516)  $     (1,504)  $     (2,189)
                                        ==============  ==============  =============  =============

Net income (loss) per share
    As reported. . . . . . . . . . . .  $        0.02   $       (0.05)  $      (0.13)  $      (0.21)
                                        ==============  ==============  =============  =============

    Pro forma. . . . . . . . . . . . .  $        0.01   $       (0.06)  $      (0.15)  $      (0.22)
                                        ==============  ==============  =============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(8)  BUSINESS  SEGMENTS

     The Company operates primarily in four business segments-(i) retail; (ii) manufacturing; (iii) insurance; and (iv) corporate. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                                                   ADJUSTMENTS/
                                         RETAIL       MANUFACTURING   INSURANCE     CORPORATE      ELIMINATIONS    TOTAL
                                     -------------------------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 26, 2004

Revenues from external
    customers . . . . . . . . . . .  $       13,951   $        2,815  $      335  $           6   $          --   $17,107
Intersegment revenues . . . . . . .              --            6,528          --             --          (6,528)       --
Interest expense. . . . . . . . . .              63               --          --             --              --        63
Depreciation. . . . . . . . . . . .              66               47           1              8              --       122
Segment profit (loss) before income
    taxes, earnings in affiliates
    and discontinued operations . .            (491)           1,504         133           (875)             76       347
Segment assets. . . . . . . . . . .          19,912           22,139         737         53,401         (35,926)   60,263
Expenditures for segment
    assets. . . . . . . . . . . . .             136               --          --              4              --       140

                                                                                                   ADJUSTMENTS/
                                         RETAIL       MANUFACTURING   INSURANCE     CORPORATE      ELIMINATIONS    TOTAL
                                     -------------------------------------------------------------------------------------
THREE MONTHS ENDED
MARCH 28, 2003

Revenues from external customers. .  $       14,882   $        3,732  $      342  $          48   $          --   $19,004
Intersegment revenues . . . . . . .              --            7,065          --             --          (7,065)       --
Interest expense. . . . . . . . . .             221               --          --             --              --       221
Depreciation. . . . . . . . . . . .              73               61           2             15              --       151
Segment profit (loss) before income
    taxes, earnings in affiliates
    and discontinued operations . .            (540)             781         137           (992)             14      (600)
Segment assets. . . . . . . . . . .          27,852           28,971       1,207         50,490         (32,343)   76,177
Expenditures for segment
    assets. . . . . . . . . . . . .              45               18          --              5              --        68

                                                                                                   ADJUSTMENTS/
                                         RETAIL       MANUFACTURING   INSURANCE     CORPORATE      ELIMINATIONS    TOTAL
                                     -------------------------------------------------------------------------------------
NINE MONTHS ENDED
MARCH 26, 2004

Revenues from external
    customers . . . . . . . . . . .  $       42,742   $        8,381  $    1,093  $          17   $          --   $52,233
Intersegment revenues . . . . . . .              --           20,738          --             --         (20,738)       --
Interest expense. . . . . . . . . .             264               --          --             --              --       264
Depreciation. . . . . . . . . . . .             197              170           3             28              --       398
Segment profit (loss) before income
    taxes, earnings in affiliates
    and discontinued operations . .          (2,679)           3,037         468         (2,432)             71    (1,535)
Segment assets. . . . . . . . . . .          19,912           22,139         737         53,401         (35,926)   60,263
Expenditures for segment
    assets. . . . . . . . . . . . .             226               44           3              8              --       281

                                                                                                   ADJUSTMENTS/
                                         RETAIL       MANUFACTURING   INSURANCE     CORPORATE      ELIMINATIONS    TOTAL
                                     -------------------------------------------------------------------------------------
NINE MONTHS ENDED
MARCH 28, 2003

Revenues from external
    customers . . . . . . . . . . .  $       45,891   $        8,544  $      970  $          73   $          --   $55,478
Intersegment revenues . . . . . . .              --           22,586          --             --         (22,586)       --
Interest expense. . . . . . . . . .             778               --          --             --              --       778
Depreciation. . . . . . . . . . . .             221              183           6             44              --       454
Segment profit (loss) before income
    taxes, earnings in affiliates
    and discontinued operations . .          (2,371)           2,241         399         (2,808)           (125)   (2,664)
Segment assets. . . . . . . . . . .          27,852           28,971       1,207         50,490         (32,343)   76,177
Expenditures for segment
    assets. . . . . . . . . . . . .             155               35          --             55              --       245

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

     Earnings in affiliates in the consolidated statements of operations relates to financial services.

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

OVERVIEW:

     American Homestar is a regional vertically integrated manufactured housing company with operations in manufacturing, retailing, home financing and insurance. Our principal operations are located in Texas, although we also sell our products in neighboring states. We manufacture a wide variety of manufactured homes from two manufacturing facilities. A third manufacturing facility, which was primarily engaged in refurbishing manufactured homes obtained through lender repossessions, was sold by he Company on January 15, 2004. As a condition of the sale, we will lease, and continue to use, this facility for at least one year from the date of sale.

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

     In connection with the Plan of Reorganization we issued 10 million Series C common shares to our former unsecured creditors. Those shares were restricted from sale or transfer until April 12, 2004. After April 12, 2004 the Series C Common shares are quoted on the Over-the-Counter ("pink sheets") market under the trading symbol "AHMS".

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     In connection with our reorganization, we significantly downsized our operations and focused on our core Southwest market where we are based and where we have historically had our most favorable overall results. We currently operate 30 retail sales centers in Texas, Louisiana and Oklahoma and two sales centers in manufactured housing communities in Texas. In addition, we display homes that are ready for sale and occupancy ("spec homes") and model homes in approximately 34 additional manufactured housing communities, although we do not have an on-site sales office at the communities. We also distribute homes through approximately 64 independent retailers and developers located in five states. We operate two manufacturing plants, both of which produce new homes, and a third facility that refurbishes lender repossessions. Additionally, we operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. In the current quarter we sold our 51% ownership interest in a transport company that specializes in the transportation of manufactured and modular homes and offices. Also in the current quarter, a finance company that specialized in providing chattel and land/home financing to our customers, and in which we had a 50% interest, was dissolved. Most recently, we have aligned with several developers to meet an emerging market segment in our core Southwest market region and to gain greater market share. We believe that our regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow us to be more successful, over time, than would otherwise be the case.

RESULTS OF OPERATIONS

     The following table summarizes certain key sales and operating statistics for the periods:

                                                      THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                                                          ENDED          ENDED         ENDED         ENDED
                                                        MARCH 26,      MARCH 28,     MARCH  26,    MARCH 28,
                                                          2004           2003           2004          2003
                                                      -------------  -------------  ------------  ------------
Company-manufactured new homes sold at retail:

    Single section . . . . . . . . . . . . . . . . .             59             47           145           171
    Multi-section. . . . . . . . . . . . . . . . . .            169            196           536           594

Total new homes sold at retail . . . . . . . . . . .            228            243           681           765
Previously-owned homes sold at retail. . . . . . . .             31             42           107           167
Average retail selling price - new homes, excluding
land:

    Single section . . . . . . . . . . . . . . . . .  $      31,025  $      32,339  $     32,174  $     32,533
    Multi-section. . . . . . . . . . . . . . . . . .  $      66,176  $      63,798  $     65,436  $     61,518

Company-operated retail centers and community
  sales offices at end of period . . . . . . . . . .             30             36            30            36
Total manufacturing shipments (homes). . . . . . . .            271            334           834           928
Manufacturing shipments to independent retail
   sales centers and developers (homes). . . . . . .             73            122           216           246

     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                 THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                                                     ENDED          ENDED         ENDED         ENDED
                                                   MARCH 26,      MARCH 28,     MARCH 26,     MARCH 28,
                                                     2004           2003           2004          2003
                                                 -------------  -------------  ------------  ------------
Total revenues. . . . . . . . . . . . . . . . .         100.0%         100.0%        100.0%        100.0%
Gross profit. . . . . . . . . . . . . . . . . .          31.6%          33.0%         32.8%         34.3%
Selling, general and administrative expenses. .          35.2%          35.4%         38.4%         38.3%
Operating loss. . . . . . . . . . . . . . . . .         (3.6)%         (2.3%)        (5.5%)        (4.0%)
Income (loss) before income taxes, earnings in
  affiliates  and discontinued operations . . .           2.0%         (3.2%)        (2.9%)        (4.8%)
Net Income (Loss) . . . . . . . . . . . . . . .           1.3%         (2.4%)        (2.5%)        (3.7%)

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE  MONTHS ENDED MARCH 26, 2004 COMPARED TO THREE MONTHS ENDED MARCH 28, 2003

      Net Sales. Net sales of manufactured homes were $16.3 million for the three months ended March 26, 2004, compared to $18.2 million for the three months ended March 28, 2003. The 10% decrease in net sales was as a result of a decline in retail sales, generally consistent with an overall decline in new home sales in Texas.

     Retail sales declined $0.9 million (or 6%) for the three months ended March 26, 2004. New home sales declined to 228 homes for the three months ended March 26, 2004 from 243 homes for the three months ended March 28, 2003. Same store retail sales were approximately seven homes per retail store in each period. The decline in total number of new home sales was attributable to closing underperforming retail centers since September 2002. During the current quarter one retail center was leased to an independent dealer. Management continues to monitor all stores to ensure that sales are at or above pre-determined minimum acceptable levels.

     Manufacturing division sales to independent dealers and developers declined to $2.8 million in the three month period ended March 26, 2004 when compared to $3.7 million in the three month period ended March 28, 2003. Total manufacturing shipments declined to 271 homes for the three month period ended March 26, 2004 compared to 334 homes for the three month period ended March 28, 2003 as a result of lower sales to developers. We were supplying our first large project in the comparable quarter last year while none of our planned projects were being supplied in the current quarter.

     Other Revenues. Other revenues remained unchanged at $0.8 million for the three months ended March 26, 2004 when compared to the three months ended March 28, 2003.

     Cost of Sales. Cost of sales was $11.7 million (or 68% of revenues) for the three months ended March 26, 2004, compared to $12.7 million (or 67% of revenues) for the three months ended March 28, 2003.

     Cost of sales for homes sold at retail increased to 72% of retail revenues for the three months ended March 26, 2004, compared to 70% of retail revenues for the three months ended March 28, 2003 due to a lower proportion of used home sales (which typically represent a lower cost of sales percentage) and due to increased subdivision sales which carry a lower percentage margin.

     Cost of sales for homes sold to independent dealers and subdivision developers (expressed as a percentage of manufacturing revenues) for the three months ended March 26, 2004 increased slightly to 88% compared to 87% for the three months ended March 28, 2003. Significant increases in costs of lumber and wood products during the quarter were included in the wholesale selling prices of our homes as a temporary wood products surcharge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.0 million (or 35% of revenues) in the three months ended March 26, 2004, compared to $6.7 million (or 35% of revenues) in the three months ended March 28, 2003. Variable selling costs were lower due to lower revenues. Lower fixed costs due to fewer retail stores were partially offset by increases in merchandising costs and employee benefits.

     Gain on sale of assets. The gain on sale of assets of $1.0 million for the three months ended March 26, 2004 was a result of the sale of a manufacturing facility which was primarily engaged in refurbishing manufactured homes.

     Interest Expense. Interest expense was $0.1 million for the three months ended March 26, 2004, compared to $0.2 million for the three months ended March 28, 2003. The decrease was attributable to the significant reduction of the inventory-related (floor plan) debt from $13.9 million at March 28, 2003 to $3.0 million at March 26, 2004.

     Other Income. Other income was unchanged at $0.1 million for the three months ended March 26, 2004, compared to the three months ended March 28, 2003.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was a loss of $0.1 million for the three months ended March 26, 2004, compared to income of $0.1 million for the three months ended March 28, 2003. In prior periods, Homestar 21 has reported income from origination and rate buy-down points which were recorded as revenues when each loan was sold. Due to a change in the method in which these loans are now financed, the points are now amortized over the life of the loan. As a result of the elimination of the origination and rate buy-down points income for the three months ended March 26, 2004, Homestar 21 reported a loss. On March 23, 2004, the Company and its partner in the venture, 21st Mortgage, dissolved and liquidated Homestar 21.

     Discontinued Operations. The transportation division was sold during the quarter ended March 26, 2004. Operating results for the quarter ending March 26, 2004 and for the quarter ending March 28, 2003 are reported as discontinued operations. Net loss for the discontinued operation was $0.01 million for quarter ending March 26, 2004 compared to income of $0.02 million for quarter ended March 28, 2003.

NINE MONTHS ENDED MARCH 26, 2004 COMPARED TO NINE MONTHS ENDED MARCH 28, 2003

     Net Sales. Net sales of manufactured homes were $49.9 million for the nine months ended March 26, 2004, compared to $53.0 million for the nine months ended March 28, 2003. The 6% decrease in net sales was as a result of a decrease in retail home sales.

     Retail sales declined $3.0 million (or 6.7%) for the nine months ended March 26, 2004. New home sales declined to 681 homes for the nine months ended
March 26, 2004 from 765 homes for the nine months ended March 28, 2003. Same store sales at retail were approximately 21 homes per retail store for both the period ended March 26, 2004 and for the period ended March 28, 2003. The decline in total number of new home sales was attributable to closing underperforming retail centers since September 2002. During the nine months ended March 26, 2004, one retail center was leased to an independent dealer. Management continues to monitor all stores to ensure that sales are at or above pre-determined minimum acceptable levels.

     Manufacturing division sales to independent dealers and developers were $8.4 million in the nine-month period ended March 26, 2004, compared to $8.5 million in the nine-month period ended March 28, 2003. Manufacturing shipments to independent dealers and developers were 834 homes for the nine months ended March 26, 2004 compared to 928 homes shipped for the nine months ended March 28, 2003.

     Other Revenues. Other revenues decreased $0.1 million to $2.4 million for the nine months ended March 26, 2004, compared to $2.5 million for the nine months ended March 28, 2003.

     Cost of Sales. Cost of sales was $35.1 million (or 67% of revenues) for the nine months ended March 26, 2004, compared to $36.4 million (or 66% of revenues) for the nine months ended March 28, 2003.

     Cost of sales for homes sold at retail increased to 71.7% of retail revenues for the nine months ended March 26, 2004, compared to 69.6% of retail revenues for the nine months ended March 28, 2003 due to a lower proportion of used home sales (which typically represent a lower cost of sales percentage) and due to increased subdivision sales which carry a lower percentage margin.

     Cost of sales for homes sold to independent dealers and developers (expressed as a percentage of manufacturing revenues) for the nine months ended March 26, 2004 was essentially unchanged at 87% when compared to the nine months ended March 28, 2003. Significant increases in costs of lumber and wood products during the nine month period ended March 26, 2004 were included in the wholesale selling prices of our homes as a temporary wood products surcharge.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.0 million (or 38.4% of revenues) in the nine months ended March 26, 2004, compared to $21.2 million (or 38.3% of revenues) in the nine months ended March 28, 2003. Lower fixed costs due to fewer retail stores were largely offset by increases in advertising and other merchandising costs.

     Gain on sale of assets. The gain on sale of assets of $1.1 million for the nine months ended March 26, 2004 was essentially the result of the sale of a manufacturing facility which was primarily engaged in refurbishing manufactured homes.

     Interest Expense. Interest expense was $0.3 million for the nine months ended March 26, 2004, compared to $0.8 million for the nine months ended March 28, 2003. The decrease was attributable to the significant reduction of the inventory-related (floor plan) debt from $13.9 million at March 28, 2003 to $3.0 million at March 26, 2004.

     Other Income. Other income was $0.5 million for the nine months ended March 26, 2004, compared to $0.3 million for the nine months ended March 28, 2003. The increase was due primarily to a $0.4 million refund of a prior year insurance deposit.

     Income Taxes. We had an income tax benefit of $0.2 million (on pretax loss of $1.5 million) for the nine months ended March 26, 2004, compared to an income tax benefit of $0.02 (on a pretax loss of $2.7 million) for the nine months ended March 28, 2003. The tax benefit for the nine months ended March 26, 2004 resulted from a tax refund of $0.2 million which related to a prior year but was received during the period.

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was a loss of $0.1 million for the nine months ended March 26, 2004, compared to income of $0.4 million for the nine months ended March 28, 2003. In prior periods, Homestar 21 has reported income from origination and rate buy-down points which were recorded as revenues when each loan was sold. Due to a change in the method in which these loans are now financed, the points are now amortized over the life of the loan. As a result of the elimination of the origination and rate buy-down points income for the nine months ended March 26, 2004, Homestar 21 reported a loss. On March 23, 2004, the Company and its partner in the venture, 21st Mortgage, dissolved and liquidated Homestar 21.

     Discontinued Operations. The transportation division was sold during the period ended March 26, 2004. Operating results for the nine months ended March 26, 2004 and for the quarter ended March 28, 2003 are reported as discontinued operations. Net income for the discontinued operation was $0.1 million for nine months ended March 26, 2004 compared to income of $0.2 million for nine months ended March 28, 2003.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES:

     At March 26, 2004, we had operating cash and cash equivalents of $15.3 million, cash-reserved for claims of $0.9 million, and cash-restricted of $0.2 million. The reserved cash balance was for payment of an initial distribution to shareholders and management's estimate of cash required to pay remaining claims under the Plan of Reorganization. The restricted cash represents $0.2 million held in a cash collateral account, which secures the Company's floor plan through Associates Housing Financial LLC ("Associates").

     During the nine months ended March 26, 2004, cash used in operating activities of continuing operations was $2.3 million. Of that, $1.9 million was used to fund operating losses, $0.1 million was invested in current assets and $0.3 million was used to reduce accounts payable and accrued liability balances. We also generated $2.5 million from the sale of assets after deducting maintenance-level capital expenditures during the period.

     Under the Plan of Reorganization, the Company was required to make an initial distribution of approximately $5.3 million to our new shareholders. We made payments of approximately $2.1 million and $0.5 million in April 2002 and December 2002, respectively. In July 2003, we made a third payment of approximately $1.0 million from cash reserved for that purpose. In February 2004, we made the fourth payment of $1.6 million from reserved cash. In addition, we paid approximately $0.8 million for other claims and obligations under the Plan of Reorganization. At March 26, 2004, approximately $0.1 million is in escrow for the balance of the initial distribution and approximately $0.9 million is reserved for the balance of our estimate of all remaining cash obligations related to the Plan of Reorganization.

     We also further reduced our floor plan debt by $3.8 million during the nine months ended March 24, 2004. The balance outstanding at March 26, 2004 under the floor plan credit facility with Associates was $3.0 million. This revolving line carried an annual interest rate of prime plus 1%. This floor plan credit facility was paid in full and retired on March 30, 2004. On March 15, 2004 we received a commitment for a new inventory floor plan credit facility through 21st Mortgage Corporation. The total credit line is $15 million although maximum borrowings, at any time, are subject to a borrowing base calculation based on the age of the inventory used as collateral. Advances under this line bear interest at the greater of prime plus 1% or 7% per annum. This credit facility is secured by our new home inventory and our display models. There were no outstanding advances under this new credit facility at March 26, 2004.

      In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources pursuant to which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, we provide for anticipated repurchase losses. At March 26, 2004, we were at risk to repurchase approximately $1.5 million of manufactured homes and we have provided for estimated net repurchase losses of approximately $0.2 million.

     We believe that our current cash position and expected cash flow from operations and the liquidation of excess inventory, along with borrowings available under our new floor plan facility, will be sufficient to support our cash and working capital requirements for the foreseeable future.

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

     For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it. Based on the current level of variable-rate debt, each one percentage point increase (or decrease) in interest rates occurring on the first day of the year would result in an increase (or decrease) in interest expense for the coming year of approximately $30,000.

     Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We do not believe that future market interest rate risks related to our marketable investments or debt obligations will have a material impact on the Company or the results of our future operations.

     We  do  not  hold  any  financial  instruments  for  trading  purposes.

ITEM 4.   CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 26, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

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



(b)  REPORTS ON FORM 8-K

     During the three months ended March 26, 2004, the Company filed the following reports on Form 8-K:

          1. On February 27, 2004 - regarding the sale of its 51% interest in RoadMasters Transport; and

          2. On March 26, 2004 - regarding the dissolution and liquidation of its 50% interest in Homestar 21, LLC

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN  HOMESTAR  CORPORATION

     Date:  May  7,  2004         By:  /s/  Craig  A.  Reynolds
                                       -----------------------------------------
                                       Craig  A.  Reynolds
                                       Executive Vice President, Chief Financial
                                       Officer  and  Secretary  (Principal
                                       Financial  and  Accounting  Officer)

EXHIBIT  INDEX


EX. NO.      DESCRIPTION
-------      -----------

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