Form 10-K
period 2004-07-02
AMERICAN HOMESTAR CORP
filed 2004-09-16
CIK 922812

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended July 2, 2004 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes  [X]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  [_]   No  [X]

The estimated aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant is not readily determinable as there have been no sales and no quoted bid and asked prices as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

As of September 13, 2004 the registrant had 67,600 shares of Series M Common Stock, par value $.01 per share, and 9,978,834 shares of Series C Common Stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2004 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K which will be filed with the Securities and Exchange Commission on or about September 16, 2004.

================================================================================

                                               TABLE OF CONTENTS

                                                    PART I


                                                                                                          PAGE
                                                                                                          ----
Item 1..  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2..  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

Item 3..  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

Item 4..  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .     13

                                                    PART II

Item 5..  Market for Registrant's Common Equity and Related Shareholder Matters . . . . . . . . . . . .     14

Item 6..  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Item 7..  Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . .    28

Item 8..  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . .     28

Item 9..  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

Item 9B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

                                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .    30

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .    31

Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

                                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . . . . . . .    32

                                     PART I

     Unless otherwise indicated, "we," "us," "our," "American Homestar," "the Company," "Management" and similar terms refer to American Homestar Corporation, its subsidiaries and affiliates. Throughout this report, we use the term "fiscal," as it applies to a year, to represent the fiscal year ending on the Friday closest to June 30 of that year. There were 53 weeks in the fiscal year ended July 2, 2004 and 52 weeks in the fiscal years ended June 27, 2003 and June 28, 2002.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including items discussed in "Risks Relating to Our Business" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains statements that relate to future plans, events, financial results or performance and which are defined as forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs of the Company's management, as well as assumptions made by management and currently available information, that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various risk factors included in this paragraph, as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, ongoing weakness in the manufactured housing market, continued acceptance of American Homestar's products, the availability of wholesale and retail financing in the future and changes in overall retail inventory levels of manufactured housing. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and actual results, events or performance may differ materially. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. American Homestar undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. ALL FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT ARE IDENTIFIED BY AN ASTERISK (*) AT THE END OF EACH SUCH STATEMENT.

ITEM  1.  BUSINESS

GENERAL

     American Homestar Corporation is a regional vertically integrated manufactured housing company, with operations in manufacturing, retailing, financing and insurance. We were incorporated in Texas in July 1983. Currently, we operate two new home manufacturing facilities and sell homes through dedicated distribution channels, which include 30 retail sales centers and approximately 37 additional manufactured housing communities where we display homes that are ready for sale and occupancy ("spec homes") and model homes, although we do not have an on-site sales office. We also distribute homes through approximately 77 independent retailers and developers located in five states. A third manufacturing facility is currently used to refurbish lender repossessions.

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

REORGANIZATION

     On January 11, 2001, American Homestar Corporation and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization of the Company and its subsidiaries (the "Plan"). All conditions to the effectiveness of the Plan were met and the Plan became effective on October 3, 2001 (the "Effective Date"). On June 22, 2004 the Bankruptcy Court entered an Order granting our Motion for Entry of Final Decrees, closing all 22 of our Chapter 11 cases.

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, we had the authority to issue 15 million shares of Series C common stock and were required to issue 10 million shares of Series C common stock to our general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, we issued shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of July 2, 2004, we had issued 10 million shares of Series C common stock to specific shareholders with allowed claims under the Plan. We also have the authority to issue 7.5 million shares of Series M common stock to management, 67,600 shares of which had been issued as of July 2, 2004, and 4,932,400 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of July 2, 2004, the board of directors has approved and granted options to purchase 4,874,900 shares of Series M common stock at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria, established by the Board of Directors, are met. As of July 2, 2004, options for 67,500 shares of Series M common stock had been exercised and options to purchase 1,155,600 additional shares of Series M common stock were vested.

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

     The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to our emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting, and the results of operations and cash flows for the nine months ended June 28, 2002 include operations subsequent to our emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (American Homestar being referred to herein as "Predecessor Company" for periods prior to September 29, 2001, and as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the twelve months ended June 27, 2003 and July 2, 2004 for the Successor Company are not necessarily comparable to the results of operations and cash flows for the twelve months ended June 28, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and nine months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

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

STRATEGY

     We adopted a vertical integration strategy in 1991 and used that business model as we grew in the 1990's. In connection with our reorganization, we significantly downsized our operations and focused on our core Southwest market where we are based and where we have historically had our most favorable overall results. We currently operate 30 retail sales centers along with a marketing presence (displaying model homes and spec homes without an on-site sales office) in approximately 37 manufactured housing communities. We also operate three manufacturing plants, two of which produce new homes and the third refurbishes lender repossessions. Additionally, we operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to our customers. We also have a 50% interest in a finance company, which specializes in providing chattel and land/home financing to our customers. In May 2002, we formed a mortgage brokerage venture, of which we own a 50% interest, to allow us to better control the placement of our traditional mortgage business and to realize a portion of the net profits relating to that business. In fiscal year 2004, we ceased operations in this mortgage brokerage venture and have focused on relationships with a broader base of mortgage lenders. Most recently, we have aligned with several subdivision developers to meet an emerging market segment in our core market region and to gain greater market share. Management believes that our regional vertical integration strategy, which derives multiple profit sources from each retail sale and provides better control over critical functions, will allow the Company to be more successful, over time, than would otherwise be the case.*

INDUSTRY

     A manufactured home is a detached single-family residence that is constructed in a controlled factory environment and transported to a home site. Total retail sales of new manufactured homes in the United States were approximately $8.6 billion in 2002. From 1991 through 1998, the manufactured housing industry experienced a significant increase in the number of homes sold. Factory shipments increased from approximately 171,000 homes in 1991 to a cyclical high of approximately 373,000 homes in 1998. In 1999, 2000, 2001,2002 and 2003 factory shipments declined to approximately 349,000, 251,000, 193,000,168,000 and 131,000 respectively. In 2003, manufactured homes accounted for approximately 11% of all new single-family homes completed in the United States, compared to approximately 23% in 1998 and 17% in 1991. Because of the lower cost of construction for manufactured homes compared to site-built homes, manufactured housing has historically served as one of the most affordable alternatives for the homebuyer. The average retail price of a new manufactured home in 2003 was $33.99 per square foot, as compared to $79.21 per square foot for a new site-built home, excluding land costs. In recent years, demand has shifted toward larger, multi-section homes.

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

     In addition to the changes in the chattel-lending environment described above, in January 2002 Texas legislation (the 77th Legislature's HB 1869) required any land/home package to be closed and financed in the same manner as a traditional mortgage financing for site-constructed housing. Chattel financing could be used only in cases where the home is sited on leased land. Chattel financing is simpler for customers to understand and faster to process than traditional mortgage financing. Effective June 2003, SB 521 amended the provisions of HB 1869 to allow, at the owner's election, for chattel financing of a manufactured home that is sited on land owned by the home owner. We believe that the recent availability of traditional mortgage financing (at generally lower interest rates) to qualified customers is also an important factor in future sales levels of manufactured homes.*

DISTRIBUTION  CHANNELS

     We currently sell our products through various distribution channels. Most of our homes are sold through company-operated retail sales centers, and, at times, through on-site subdivision sales teams. We also sell homes to independent retailers and, most recently, to community developers. Retail franchise operations were discontinued as a part of the Company's reorganization. The following table sets forth, for the periods indicated, certain data for (i) shipments of homes manufactured by the Company to Company-operated retail sales centers and subdivisions and (ii) shipments of homes manufactured by the Company to independent retail sales centers and developers, and (iii) the current number of Company-operated retail sales centers:

                                                THREE MONTHS    NINE MONTHS      YEAR        YEAR
                                                    ENDED          ENDED         ENDED       ENDED
                                                SEPTEMBER 29,    JUNE 28,      JUNE 27,     JULY 2,
                                                    2001           2002          2003        2004
                                               ---------------  -----------  -------------  -------
                                               PREDECESSOR CO.               SUCCESSOR CO.
                                               ---------------  -----------------------------------
Manufacturing shipments to Company-operated
  retail sales centers and subdivisions . . .              292        1,014            918      818
Manufacturing shipments to independent retail
  sales centers and community developers. . .               51          162            330      343
                                               ---------------  -----------  -------------  -------

    Total homes shipped . . . . . . . . . . .              343        1,176          1,248     1161
                                               ===============  ===========  =============  =======

Company-operated retail sales centers and
  community sales offices at end of period. .               41           41             34       30

     We have a marketing presence (displaying model homes and spec homes without an on-site sales office) in approximately 37 manufactured housing communities. Each Company-operated retail sales center carries a broad selection of fully furnished and professionally decorated model homes displayed in a landscaped setting. Our professional sales staff receives continuous training on all of our products and services and is therefore able to provide customers with a positive buying experience. We also provide merchandising support and use regional print, radio and occasional television advertising to promote customer awareness and enhance the Company's quality image.

     In fiscal 2004, 79% of our new home retail sales were multi-section homes, and our average new multi-section home retail sales price excluding land and site improvements was $65,071 compared to the industry average of $59,800. We currently operate 30 retail centers, of which 27 are in Texas, one is in Louisiana and two are in Oklahoma. In addition, we have a marketing presence (displaying model homes and spec homes without an on-site sales office) in 37 manufactured housing communities.

     The following table sets forth, for the periods indicated, certain information relating to homes sold by Company-operated retail sales centers:

                                                  THREE MONTHS      NINE MONTHS     YEAR       YEAR
                                                      ENDED            ENDED        ENDED      ENDED
                                                  SEPTEMBER29,       JUNE 28,      JUNE 27    JULY 2,
                                                      2001             2002         2003       2004
                                                -----------------  -------------  ---------  ---------
                                                 PREDECESSOR CO.                SUCCESSOR CO.
                                                -----------------  -----------------------------------
Average new home sales price (excluding land).  $         51,403   $     53,584   $ 55,230   $ 57,850
Homes sold:
   New homes . . . . . . . . . . . . . . . . .               373          1,001      1,010        924
   Previously-owned homes. . . . . . . . . . .               149            555        564        375
Percentage of new homes sold:
   Single-section. . . . . . . . . . . . . . .                34%            28%        21%        23%
   Multi-section . . . . . . . . . . . . . . .                66%            72%        79%        77%
Percentage of new homes sold manufactured by:
   Company . . . . . . . . . . . . . . . . . .               100%            99%        99%       100%
   Independent manufacturers . . . . . . . . .                 0%             1%         1%         -%

     Independent Retailers. Independent retailers typically operate one or more retail sales centers similar to those we may operate. They carry several display models as well as some homes in inventory. We currently sell to approximately 27 independent retailers located in Colorado, Louisiana, New Mexico, Oklahoma and Texas. We believe our relations with existing independent retailers are good. We have no written agreements with our independent retailers, except for volume purchase discounts agreements, and either party may terminate the relationship at any time. We generally do not provide inventory financing arrangements for independent retailer purchases, nor do we consign homes. Consistent with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources under which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, we agree to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At July 2, 2004, the Company was at risk to repurchase approximately $1.2 million of manufactured homes and has provided for estimated net repurchase losses of approximately $0.1 million.

     Developers. We have expanded our distribution base through relationships with several builder-developers that are developing individual scattered lot projects as well as larger manufactured housing rental and owner communities in our market areas. We currently sell to approximately 50 developers with projects in Texas, Oklahoma, Louisiana and New Mexico. In most of these instances, we have written agreements with the developer that define the number of homes we will supply, the specifications and prices of the homes and the nature of our relationship. In some cases we provide up to five model homes and assist, to varying degrees, in the marketing and sale of the homes and homesites. We believe this will be a growing segment of our business in the future and believe that our successful track record may provide us a competitive advantage over others in our industry.*

     In March, 2003, the Company invested $50 for a 49.5% interest in Humble Springs, LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with the Company. This venture will develop a new manufactured housing subdivision for homes to be rented and sold.* We will be the exclusive supplier of homes to the project and will share in the development profits.*

     In January 2004, the Company invested $50 for a 49.5% interest in 114 Starwood Development, LTD. ("Starwood"), a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with the Company. This venture will develop a new manufactured housing subdivision for homes to be rented and sold.* We will be the exclusive supplier of homes to the project and will share in the development profits.*

MANUFACTURING

     We manufacture a broad selection of HUD-code homes ranging from traditional, lower-priced homes to distinctive, higher-priced homes. We also produce modular (Industrialized Housing and Building or IHB-code) homes in our core market area. HUD-code homes conform to national construction standards promulgated and regulated by HUD. Modular homes conform to a different construction standard (IHB-code) and are generally less zoning restricted than HUD-code homes. We believe that the addition of modular homes broadens our potential markets and will allow us to sell more homes, over time, than by limiting our production and marketing strictly to HUD-code homes.* Our new homes retail from $14,700 to $118,198, excluding land costs.

     The following table sets forth the total HUD code homes and the total modular (IHB-code) homes manufactured by our two Texas new-home facilities currently operating:

                       THREE MONTHS   NINE MONTHS    YEAR     YEAR
                           ENDED         ENDED      ENDED     ENDED
                       SEPTEMBER 29,   JUNE 28,    JUNE 27,  JULY 2,
                           2001          2002        2003     2004
                       -------------  -----------  --------  -------

 HUD Code . . . . . .            340        1,163     1,164      928
 IHB (Modular) - Code              3           13        84      233
                       -------------  -----------  --------  -------

    Total . . . . . .            343        1,176     1,248    1,161
                       =============  ===========  ========  =======

     By providing such a broad selection of homes, we believe we can meet the financial and aesthetic requirements of the full range of retail buyers.* Additionally, we believe we offer high quality homes that incorporate more innovative architectural designs and features than are typically offered by our competitors.* Over the past several years, as the demand for multi-section homes has increased, we have significantly increased our production of multi-section homes to 70% of total homes manufactured in fiscal 2004, up from 50% in fiscal 1994. In fiscal 2004, 20% of the total homes we produced were modular (IHB-code) compared to 7% in fiscal 2003.

     The Company's manufacturing facilities generally operate on a one shift per day, five-day per week basis. At July 2, 2004, our two operating new-home production facilities had the capacity to produce approximately 20 floors per day, and the production rate was approximately eight floors per day (capacity figures are estimates of management). A floor is a single-section home or one section of a multi-section home. The following table sets forth the total homes and floors manufactured by the Company for the periods indicated:

                            THREE MONTHS    NINE  MONTHS    YEAR     YEAR
                                ENDED          ENDED       ENDED     ENDED
                            SEPTEMBER29,      JUNE 28,    JUNE 27,  JULY 2,
                                2001            2002        2003     2004
                           ---------------  ------------  --------  -------
                           PREDECESSOR CO.              SUCCESSOR CO.
                           ---------------  -------------------------------
Homes manufactured:
   Single-section . . . .              111           306       173      354
   Multi-section. . . . .              232           870     1,075      807
                           ---------------  ------------  --------  -------
Total homes manufactured.              343         1,176     1,248    1,161
                           ===============  ============  ========  =======

Total floors manufactured              575         2,046     2,323    1,970
                           ===============  ============  ========  =======

     The principal materials used in the construction of our homes include lumber and lumber products, gypsum wallboard, steel, aluminum, fiberglass, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Generally, the materials used in the manufacture of our homes are readily available at competitive prices from a wide variety of suppliers. Accordingly, we do not believe the loss of any single supplier would have a material adverse effect on our business.* Our direct or variable costs of operations, however, can be significantly affected by the market-wide availability and pricing of raw materials.

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

FINANCING

     In June 2000, we invested $2.4 million to provide one-half of the initial capitalization of Homestar 21, LLC ("Homestar 21"), which is a joint venture that is owned 50% by the Company and 50% by 21st Mortgage Corporation ("21st Mortgage"), a company not affiliated with us. Homestar 21 is a finance company, specializing in providing chattel and non-conforming land/home financing to our customers. We accounted for our investment in Homestar 21 using the equity method.

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

     In May 2002, we invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Former Homestar Mortgage"), which was a joint venture that was owned 50% by us and 50% by Home Loan Corporation ("Home Loan"), a company not affiliated with us. Former Homestar Mortgage operated as a mortgage broker/loan originator for ultimate loan placement with Home Loan and other mortgage banks. In July 2003 the Company reached agreement with Home Loan to cease operations effective July 31, 2003. The Former Homestar Mortgage has ceased operations and liquidated all assets. The Company accounts for its investment in Former Homestar Mortgage using the equity method.

     In April 2004, we invested $31,500 to provide one-half of the initial capitalization of a new entity also named American Homestar Mortgage, L.L.P. ("Homestar Mortgage"), which is a joint venture that is owned 50% by us and 50% by Community Home Loan LLC, a company not affiliated with us. Homestar Mortgage is currently in the process of obtaining licenses necessary to operate as a mortgage broker/loan originator. The Company accounts for its investment in Homestar Mortgage using the equity method.

     To ensure that we remain fully competitive and have access to all retail financing products available, we maintain relationships with several independent mortgage and chattel lenders. These relationships are intended to spread the business more evenly among various lenders and to ensure that financing is available from several sources. We believe that these relationships afford us access to a broader range of competitive financing programs that, in turn, may result in increased retail sales.*

INSURANCE

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

TRANSPORTATION

     On February 25, 2004, the Company sold its 51% interest in Roadmasters Transport Company, Inc. ("Roadmasters") to Roadmasters for approximately $1.4 million, which was slightly more than the carrying value of the Company's investment in Roadmasters. Concurrent with the sale, the Company entered into a three-year transportation agreement with Roadmasters under which Roadmasters agreed to continue to provide transportation services to the Company at competitive rates. In past years Roadmasters financial statements were consolidated with ours, however their balances are now reflected as discontinued operations.

COMPETITION

     The manufactured housing industry is highly competitive. Competition with other housing manufacturers on both the manufacturing and retail levels is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Growth in manufacturing capacity during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the markets in which we compete. Over the past three years, the number of retail centers and active manufacturing facilities in Texas has declined significantly in response to continued market softness. Management believes that the competitive landscape has stabilized and will remain relatively constant for the foreseeable future.* Very recent announcements indicated that some additional (currently idle) production capacity may be reactivated.* While capacity growth is expected to be very moderate over the next year, we believe that overproduction of manufactured housing in these regions could lead to greater competition and result in decreased margins, which could have a material adverse effect on our results of operations.*

     In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction and low cost mortgage financing, which continues to reduce the demand for manufactured homes. Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for manufactured homes have increased in recent years and there can be no assurance that repossession rates will not continue to increase, thereby adversely affecting our sales volume and profit margins. The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes that have greater financial resources than we have. We are not able to estimate the total number of retail and manufacturing competitors in our marketing area.

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

     Manufactured, modular and site-built homes are all typically built with particleboard, paneling and other products that contain various formaldehyde resins. HUD regulates the allowable concentration of formaldehyde in certain products used in manufactured homes and requires warnings to purchasers concerning formaldehyde-associated risks. Certain components of manufactured homes are subject to regulation by the Consumer Products Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency and other governmental agencies currently are re-evaluating the allowable standards for formaldehyde emissions. We use materials in our manufactured homes that meet the current HUD standards for formaldehyde emissions and believe that we otherwise comply with HUD and other applicable government regulations in this regard.*

     The manufacturing operations of the Company are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in manufacturing industries, including independent contractors, to implement work practices, medical surveillance systems, and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. Regulations such as OSHA's Process Safety Management (PSM) standard require facility owners and their contractors to ensure that their employees are adequately trained regarding safe work practices and informed of known potential hazards. We have established comprehensive programs for complying with health and safety regulations. While we believe that we operate our manufacturing facilities safely and prudently, there can be no assurance that accidents will not occur or that we will not incur liability in connection with the operation of our business.*

     Our operations are also subject to the provisions of the Texas Manufactured Housing Act, the Consumer Credit Act and the Truth-in-Lending Act, as well as local zoning and housing regulations. A number of states require manufactured home producers and retailers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation and must be complied with by the dealer or other person installing the home. The operations of Roadmasters and Western are subject to regulation by various federal, state and local authorities.

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

     Our operations are also subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. We are not aware of any pending litigation to which we are a party or any claims that may result in significant contingent liabilities related to environmental pollution or asbestos. In addition, we do not believe we will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on our results of operations or financial condition.*

     A significant portion of the Company's manufacturing labor force includes persons who are not U.S. citizens, and we are subject to the regulations of the Immigration and Naturalization Service ("INS"). We adhere to the procedures required for the prevention of the hiring of illegal aliens, but, nonetheless, we have from time to time experienced losses of a portion of our labor force due to INS investigative operations and these losses have temporarily decreased production at the affected manufacturing facilities.

     In general, legislation is proposed from time to time that, if enacted, would significantly affect the regulatory climate for manufactured and modular homes. At present, it is not possible to predict what, if any, changes or legislation may be adopted or the effect any such changes or legislation may have on the Company or the manufactured housing industry as a whole.

EMPLOYEES

     At July 2, 2004, we employed 568 people, compared to 672 at June 27, 2003. Of our 568 employees, 182 were employed in retail, 347 in manufacturing, 9 in insurance, and 30 in executive and administrative positions. We do not have any collective bargaining agreements and have not experienced any work stoppages as a result of labor disputes. We consider our employee relations to be good.*

     A significant portion of the total potential compensation of senior and middle management of the Company is derived from incentive bonuses based on the operating income of the operating unit for which such management is responsible, as well as the attainment of Company-wide performance objectives. Many of our managers are participants in the option grants of Series M common stock under the Company's 2001 Management Incentive Program established by the Plan.

RISKS  RELATING  TO  OUR  BUSINESS

     If any of the following risks actually occur or worsen, they could materially adversely affect our business, financial condition or operating results.*

EXCESS INVENTORIES AMONG RETAILERS COULD CONTINUE TO HAVE A NEGATIVE EFFECT ON OUR SALES VOLUME AND PROFIT MARGINS.

     The level of manufactured housing inventories and the existence of repossessed homes in the market can have a significant impact on manufacturing shipments and operating results, as evidenced in the manufactured housing industry during the past three years. There is currently an imbalance among the number of retail dealers, industry retail inventories and consumer demand for manufactured homes. Considering current retail demand, it is estimated that there may be as much as a six-month supply of manufactured homes in retailer inventories industry-wide. Competition from resales of repossessed homes has further extended this inventory adjustment period as more liberal lending standards in the past resulted in loans to less-creditworthy customers. Many of these customers are defaulting on these loans and the lenders are repossessing the customers' homes and reselling them at prices often significantly below the retail price of a new home, thereby increasing competition for manufacturers of new homes. If these trends were to continue, or if retail demand were to significantly weaken further, the excess inventory supply could result in intense price competition and pressure on profit margins within the industry and could have an adverse impact on our operating results.*

THE CURRENT DOWNTURN IN THE MANUFACTURED HOUSING INDUSTRY HAS ADVERSELY AFFECTED OUR OPERATING RESULTS. IF THE CURRENT DOWNTURN DOES NOT REVERSE, OUR SALES COULD DECLINE AND WE MAY SUFFER FURTHER LOSSES.

     Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments, tightened consumer credit standards, excess retail locations and inventory, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built home buyers, a reduced number of consumer and floorplan lenders, and reduced floorplan availability in the industry. According to the Manufactured Housing Institute, factory shipments declined from a cyclical high of approximately 373,000 homes in 1998 to 131,000 in 2003. If the current downturn in the industry continues, our sales could continue to decline and we may incur further losses including additional closures or consolidations of existing operations.*

OUR BUSINESS IS SEASONAL AND CYCLICAL AND THIS LEADS TO FLUCTUATIONS IN SALES, PRODUCTION AND OPERATING RESULTS.

     We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our business. Demand in the manufactured housing industry generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. The industry in which we operate is highly cyclical and there can be substantial fluctuations in our manufacturing shipments, retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. We are affected by interest rates for manufactured homes and for sited homes and the availability of financing for manufactured housing products, both of which have had an adverse effect on our business in the past two fiscal years. Unemployment trends, consumer confidence, general economic conditions and effects on consumers from terrorist actions may also affect our business.*

TIGHTENED CREDIT STANDARDS, CURTAILED LENDING ACTIVITY, TIGHTENED TERMS AND INCREASED INTEREST RATES AMONG CONSUMER LENDERS HAVE REDUCED OUR SALES. IF CONSUMER FINANCING WERE TO BECOME FURTHER CURTAILED OR UNAVAILABLE WE COULD EXPERIENCE FURTHER SALES DECLINES.*

     The consumers who buy our homes have historically secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, governmental regulations and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan term than a consumer seeking to finance the purchase of land and the home. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built homes. Since 1999, consumer lenders have tightened the credit underwriting standards and loan terms and increased interest rates for loans to purchase manufactured homes, which have reduced lending volumes and caused our sales to decline. Conseco, Inc. has historically been one of the largest consumer lenders in the manufactured housing industry. In October 2002, Conseco discontinued providing financing for the manufactured housing industry and filed a petition for bankruptcy in December 2002. The poor performance of portfolios of manufactured housing consumer loans in recent years has made it more difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. If consumer financing for manufactured homes were to become further curtailed or unavailable, we would likely experience further retail and manufacturing sales declines.*

REDUCED NUMBER OF FLOORPLAN LENDERS AND REDUCED AMOUNT OF CREDIT ALLOWED MAY AFFECT OUR ABILITY TO INVENTORY NEW HOMES.*

     During 2002 the industry's two largest floorplan lenders, Conseco and Deutsche Financial Services who recently provided as much as approximately 45% of the industry's wholesale financing, exited the business thereby reducing the amount of credit available to industry retailers. The remaining floorplan lenders or new floorplan lenders entering the industry may change the terms of their loans as compared to the traditional terms of industry floorplan loans. These changes could include higher interest rates, smaller advance rates, earlier or more significant principal payments or longer repurchase periods for the manufacturers. Although our floorplan debt levels are very low today, further reductions in the availability of floorplan lending may adversely affect our ability to carry a sufficient inventory level of new homes.*

THE  MANUFACTURED  HOUSING  INDUSTRY  IS  HIGHLY  COMPETITIVE  AND  SOME  OF OUR
COMPETITORS HAVE STRONGER BALANCE SHEETS AND CASH FLOW, AS WELL AS GREATER ACCESS TO CAPITAL, THAN WE DO. THE RELATIVE STRENGTH OF OUR COMPETITORS COULD
RESULT IN DECREASED SALES VOLUME AND EARNINGS FOR US, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The manufactured housing industry is highly competitive. Competition with other housing manufacturers on both the manufacturing and retail levels is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Growth in manufacturing capacity during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the markets in which we compete. Overproduction of manufactured housing in these regions could lead to greater competition and result in decreased margins, which could have a material adverse effect on our results of operations. In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction financing, and this reduces the demand for manufactured homes. Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for manufactured homes have increased in recent years and there can be no assurance that repossession rates will not continue to increase, thereby adversely affecting our sales volume and profit margins. The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes that have greater financial resources than we have. This could adversely affect our business.*

OUR MARKET IS THE SOUTHWEST REGION WITH OUR PRIMARY FOCUS IN TEXAS, AND A DECLINE IN DEMAND IN THAT AREA COULD HAVE A MATERIAL NEGATIVE EFFECT ON SALES.

     A disproportionate decrease in general economic conditions in the Southwest region of the U.S. versus other areas of the country would have a material adverse effect on our results of operations.*

THE LOSS OF OUR EXECUTIVE OFFICERS COULD REDUCE OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

     American Homestar is dependent on the services and performance of our executive officers, including our President and Chief Executive Officer, Finis
F. Teeter. The loss of the services of one or more of our executive officers could have a material adverse effect upon the Company's business, financial condition and results of operations, at least in the short term.*

FAILURE TO COMPLY WITH LAWS OR REGULATIONS OR THE PASSAGE IN THE FUTURE OF NEW AND MORE STRINGENT LAWS MAY ADVERSELY AFFECT US.

     We are subject to a variety of federal, state and local laws and regulations affecting the production, sale, financing and insuring of manufactured housing. Our failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing or sales facilities. Governmental bodies have regulatory matters affecting our operations under continuous review and we cannot predict what effect (if any) additional laws and regulations promulgated by HUD or the State of Texas would have on us or the manufactured housing industry. Failure to comply with laws or regulations applicable to or affecting us, or the passage in the future of new and more stringent laws affecting us, may adversely affect us.*

FAILURE TO MEET THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002 COULD AFFECT THE ABILITY OF OUR AUDITORS TO ISSUE AN UNQUALIFIED REPORT

     The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. Currently, we do not meet the requirements for consideration as an "accelerated filer," and therefore are not required to comply with Section 404 until the fiscal year ending June 30, 2006. However, the "accelerated filer" determination is made at the end of the second quarter of each year, and the price of the Company's common stock is the primary factor in determining whether we will become an accelerated filer. We expect to devote substantial time and may incur substantial costs during fiscal 2005 to ensure compliance.* There can be no assurance that we will be successful in complying with Section 404.* Failure to do so could result in penalties and additional expenditures to meet the requirements and could affect the ability of our auditors to issue an unqualified report.*

OTHER  INFORMATION  ABOUT  THE  COMPANY

     The  Company  is  subject  to  the reporting requirements of the Securities
Exchange Act of 1934. During our reorganization, we did not prepare or file annual or quarterly reports with the Securities and Exchange Commission ("SEC") but instead filed Monthly Operating Reports with the Bankruptcy Court, as required by the Bankruptcy Code. We also filed our Monthly Operating Reports, our confirmed Plan and our audited Fresh-Start balance sheet with the SEC. Since completing our reorganization we have filed all annual, quarterly and interim reports with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington D.C. 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, http://www/sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website is www.americanhomestar.com.

ITEM  2.  PROPERTIES

     At July 2, 2004, we operated two new home manufacturing facilities and one refurbishment facility in Texas, 30 retail sales centers and an administrative office. Twenty of the retail sales centers, the refurbishment facility and the administrative office are leased under various noncancellable operating leases with varying monthly payments and varying expiration dates through March 2007. We own the remaining ten retail sales centers. Our retail sales centers consist of tracts of land, ranging generally from 2.5 to 7.0 acres, on which manufactured homes are displayed, each with a sales office containing approximately 2,000 square feet of office space. Our retail sales centers are located in three states as follows: Louisiana (1), Oklahoma (2), and Texas (27). We believe that all facilities are adequately maintained and suitable for their present use.*

     We own both of our new home manufacturing facilities and those idle manufacturing facilities classified as assets held for sale and substantially all of our manufacturing equipment, fixtures, furniture and office equipment. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                              DATE OPENED OR   BUILDING
              LOCATION                           ACQUIRED     SQUARE FEET
Active facilities:
  Owned:
  Fort Worth, Texas. . . . . . . . . . . . .  June 1985           137,000
  Lancaster, Texas . . . . . . . . . . . . .  December 1992        86,600

  Leased:
  Burleson, Texas(1) . . . . . . . . . . . .  May 1993             94,500

Idle facilities reported as assets held for
   sale:
  Brilliant, Alabama . . . . . . . . . . . .  June 1997           127,500
  Lynn, Alabama. . . . . . . . . . . . . . .  June 1997           150,000
  Pendleton, Oregon (2). . . . . . . . . . .  September 1996      146,000

(1)  Facility sold during fiscal 2004 and currently leased
(2) Leased to a third party for the year ended July 2, 2004. Sold to this party subsequent to July 2, 2004.

ITEM  3.  LEGAL  PROCEEDINGS

     On the Effective Date of the Plan, most pending claims against the Company were discharged and an injunction was issued barring any future claims arising from events that occurred prior to October 3, 2001. Since the Effective Date, there have been no other pending legal proceedings except for normal routine litigation incidental to the business which management believes is not material to our business or financial condition.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Under the terms of the Plan, all equity interests in the Company were cancelled as of October 3, 2001, the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded, on the NASDAQ National Market, under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and was required to issue 10 million shares of Series C common stock to its general unsecured creditors. As of July 2, 2004, there were 10,000,000 shares of the Company's Series C common stock issued and outstanding. As of September 13, 2004, there were 245 holders of record and 9,978,634 shares of the Company's Series C common stock outstanding. Subsequent to year end, the Company acquired 20,233 shares of Series C common stock previously issued to a general unsecured creditor as part of the resolution of a dispute. These shares are currently held in treasury. In addition, another Series C shareholder voluntarily returned
1,133  shares  to  the  Company.  These  shares  were  canceled.

     The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 67,600 shares of which were issued and outstanding, to three holders of record as of September 13, 2004.

     All shares of the Company's new common stock were restricted as to sale until April 2004. Since April 2004 the Company's new common stock has been quoted on the Over-the-Counter "pink sheets" exchange under the symbol AHMS, however there were no sales of Series C or Series M common stock during fiscal year 2004. As of September 13, 2004, there have been very sporadic offers to buy or sell and only one trade of the Company's stock. On September 13, 2004, the closing bid price was $0.50 and there was no ask price.

DIVIDEND POLICY

     American Homestar has not paid any cash dividends on its common stock since it became a public reporting company. The Board of Directors intends to retain any future earnings generated by the Company to support and finance operations and does not intend to pay cash dividends on our common stock for the foreseeable future.* The payment of cash dividends in the future will be at the discretion of the Board and will depend upon a number of factors such as the Company's earnings levels, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.* The terms of certain indebtedness of the Company may or may not restrict the Company's ability to pay dividends or make additional distributions.

SALES  OF  UNREGISTERED  SECURITIES

     We have had no sales of unregistered securities during the last three years.

Item  6.  Selected  Financial  Data

     The financial information set forth under Statement of Operations Data and Balance Sheet Data for the fiscal year ended June 30, 2000, and as of the reporting period then ended, was derived from the Consolidated Financial Statements of the Company (and its subsidiaries), which financial statements have been audited by KPMG LLP, independent certified public accountants. The financial information set forth under Statement of Operations Data and Balance Sheet Data for the fiscal period ended June 29, 2001, three months ended September 29, 2001, nine months ended June 28, 2002 and fiscal periods ended June 27, 2003 and July 2, 2004 have been audited by UHY Mann Frankfort Stein & Lipp CPAs, L.L.P., (formerly Mann Frankfort Stein & Lipp CPAs, L.L.P.) independent certified public accountants. The Consolidated Financial Statements for the three month period ended September 29, 2001 and nine month period ended June 28, 2002 and fiscal periods ended June 27, 2003 and July 2, 2004 are included elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K (in thousands except per share data).

                                                    YEARS       ENDED      THREE MONTHS     NINE MONTHS      YEAR       YEAR
                                                  ----------------------       ENDED           ENDED        ENDED       ENDED
                                                   JUNE 30,    JUNE 29,    SEPTEMBER 29,      JUNE 28      JUNE 27,    JULY 2,
                                                     2000        2001          2001            2002          2003       2004
                                                  ----------  ----------  ---------------  -------------  ----------  ---------
                                                            PREDECESSOR CO.                              SUCCESSOR CO.
                                                  ---------------------------------------  ------------------------------------
                                                                       (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Net sales. . . . . . . . . . . . . . . . . . .  $ 532,634   $ 217,375   $       21,107   $     64,234   $  70,810   $ 69,108
  Other revenues . . . . . . . . . . . . . . . .     31,132      16,580            2,745          6,441       3,212      3,301
                                                  ----------  ----------  ---------------  -------------  ----------  ---------

      Total revenues . . . . . . . . . . . . . .    563,766     233,955           23,852         70,675      74,022     72,409
                                                  ----------  ----------  ---------------  -------------  ----------  ---------

Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . .    437,948     168,389           14,074         41,876      48,481     49,779
                                                  ----------  ----------  ---------------  -------------  ----------  ---------
     Gross Profit. . . . . . . . . . . . . . . .    125,818      65,566            9,778         28,799      25,541     22,630

  Selling, general and administrative. . . . . .    152,668      76,493           10,013         27,606      27,623     26,488
  (Gain) Loss on sale of assets. . . . . . . . .         --          --               --             --          --     (1,327)
  Restructuring charges, goodwill and
    asset impairments(1). . . . . . . . . . . .      22,097     139,216               --             --          --         --
                                                  ----------  ----------  ---------------  -------------  ----------  ---------
      Operating income (loss). . . . . . . . . .    (48,947)   (150,143)            (235)         1,193      (2,082)    (2,531)
Interest expense . . . . . . . . . . . . . . . .    (18,366)    (11,231)            (214)          (825)       (955)      (268)
Other income (expense) . . . . . . . . . . . . .       (616)        813               89            245         363      1,436
                                                  ----------  ----------  ---------------  -------------  ----------  ---------
      Income (loss) before items shown
        below . . . . . . . . . . . . . . . . .     (67,929)   (160,561)            (360)           613      (2,674)    (1,363)
Reorganization items:
  Fresh-Start adjustments. . . . . . . . . . . .         --          --           18,863             --          --         --
  Reorganization costs . . . . . . . . . . . . .         --      (2,796)          (1,433)            --          --         --
                                                  ----------  ----------  ---------------  -------------  ----------  ---------
      Income (loss) before items shown
        below. . . . . . . . . . . . . . . . . .    (67,929)   (163,357)          17,070            613      (2,674)    (1,363)
Income tax expense (benefit) . . . . . . . . . .    (20,434)     16,195               20             16          (2)      (220)
                                                  ----------  ----------  ---------------  -------------  ----------  ---------
      Income (loss) before items shown
        below . . . . . . . . . . . . . . . . .     (47,495)   (179,552)          17,050            597      (2,672)    (1,143)
Earnings (losses) in affiliates. . . . . . . . .       (350)        492              145            409         606       (141)
                                                  ----------  ----------  ---------------  -------------  ----------  ---------
      Income (loss) before items shown
        below . . . . . . . . . . . . . . . . .     (47,845)   (179,060)          17,195          1,006      (2,066)    (1,284)
Extraordinary item, net of income tax benefit(2)         --          --          139,130             --          --         --
Discontinued Operation . . . . . . . . . . . . .        254        (148)              52            258         252        136
                                                  ----------  ----------  ---------------  -------------  ----------  ---------

      Net income (loss). . . . . . . . . . . . .  $ (47,591)  $(179,208)  $      156,377   $      1,264   $  (1,814)  $ (1,148)
                                                  ==========  ==========  ===============  =============  ==========  =========

Earnings (loss) per share before extraordinary
  item and discontinued operations - basic and
  diluted . . . . . . . . . . . . . . . . . . .   $   (2.60)  $     N/A   $          N/A   $       0.10   $   (0.21)     (0.13)
Earnings (loss) per share - basic and diluted. .  $   (2.60)  $     N/A   $          N/A   $       0.13   $   (0.18)  $  (0.12)
Weighted average shares outstanding - basic and
  diluted . . . . . . . . . . . . . . . . . . .      18,423   N/A         N/A                    10,000      10,000     10,018

BALANCE SHEET DATA (END OF FISCAL YEAR):

Working Capital. . . . . . . . . . . . . . . . .  $  39,993   $  27,094   $       11,797   $     32,134   $  33,370   $ 36,641
Total Assets . . . . . . . . . . . . . . . . . .    362,233      96,352           76,606         92,749      70,935     56,822
Total borrowings . . . . . . . . . . . . . . . .    208,176      24,462           21,102         21,703       7,398      1,635
Shareholders' equity . . . . . . . . . . . . . .  $  92,902   $ (91,327)  $       30,179   $     49,813   $  48,905     47,848

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in this item and elsewhere in this report.

GENERAL

     American Homestar is a regional vertically integrated manufactured housing company with operations in manufacturing, retailing, home financing and insurance. Prior to our sale of our interest in Roadmasters in February 2004 we also offered home transportation services. Our principal operations are located in Texas, although we also sell our products in neighboring states. We manufacture a wide variety of manufactured homes from our two manufacturing facilities. A third leased manufacturing facility is primarily engaged in refurbishing lender-repossessed manufactured homes.

     Our products are sold through 30 Company-operated retail sales centers in Texas, Louisiana and Oklahoma, several developer-operated sales centers in manufactured housing communities, and several independent dealers. In addition, we facilitate both chattel and land-home installment financing for purchasers of manufactured homes from our retail sales centers. We also offer retail customers a variety of insurance products, including property casualty insurance, credit life insurance and extended warranty coverage through both Company-operated retail sales centers and certain independent retailers.

REORGANIZATION

     On January 11, 2001, American Homestar Corporation and 21 of our subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization (the "Plan") of the Company and its subsidiaries. On October 3, 2001 (the "Effective Date"), all conditions required for the effectiveness of the Plan were met, and the Plan became effective, and the Company and our subsidiaries emerged from bankruptcy. On June 22, 2004 the Bankruptcy Court entered an Order granting our Motion For Entry Of Final Decrees, closing all 22 of our Chapter 11 cases.

BASIS  OF  REPORTING

     In October 2001, upon our emergence from bankruptcy, we adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all of our assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, our accumulated deficit was eliminated and our capital structure was recast in conformity with the Plan, and, as of September 29, 2001, we have recorded the effects of the Plan and Fresh-Start Reporting. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan was not material. The adjustment to eliminate our accumulated deficit totaled $158 million, of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments.

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

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION  AND  GENERAL

     The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the 2004 presentation. We also owned a 50% interest in two financing joint ventures (Homestar 21st, LLC and American Homestar Mortgage, L.P.) and presently own a 49.5% interest in both Humble Springs LTD and 114 Starwood Development, LTD, both land development joint ventures, all of which are and have been accounted for under the equity method of accounting.

     Our fiscal year ends on the Friday closest to June 30. Fiscal years ended June 28, 2002 and June 27, 2003 had 52 weeks while the fiscal year ended July 2, 2004 had 53 weeks.

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

     Significant estimates were made to determine the following amounts reflected on our Balance Sheets:

     -    New  home  inventory  is  reflected  at  lower  of  cost  or  market.
          Management  must  estimate  the  market  value  of  such  inventory.

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

     Manufacturing sales to independent dealers and subdivision developers are recognized as revenue when the following criteria are met:
     - there is a financial commitment acceptable to management (e.g., an approved floorplan source, cash or cashiers check received in advance or, a firm retail commitment from the dealer);
     -    the home is completely finished;
     -    the home is invoiced; and
     -    the home has been shipped.

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

PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment were reflected at management's estimate of fair market value at September 29, 2001, as required by Fresh-Start Reporting. Subsequent to September 29, 2001, additions are recorded at cost. Depreciation on property, plant and equipment is recorded using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the useful lives of the improvements or lease periods, whichever is shorter. We have three manufacturing plants that are not in operation that are classified as assets held for sale and are reflected at management's estimate of net realizable value. In August 2004, we sold one of the three non operational plants.

     We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 144, which superceded SFAS No.
121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, we adjust the carrying values of such assets to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows. In conjunction with the SFAS No. 121 analysis performed in fiscal years 2000 and 2001, we recorded long-term asset impairments of approximately $4.8 million in fiscal 2000 and approximately $38.8 million in fiscal 2001. No further impairment has been deemed necessary under SFAS No. 144.

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

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Because of our reorganization, all deferred tax assets (both short term and long term) have been fully reserved as their realization is contingent upon future taxable income.

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

ACCRUED  WARRANTY  AND  SERVICE  COSTS

     We make a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of retail sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in cost of sales in the consolidated statements of operations. For the three months ended September 29, 2001, the nine months ended June 28, 2002, and the years ended June 27, 2003 and July 2, 2004, warranty and service costs were $ 0.7 million, $2.0 million, $2.0 million, and $1.8 million respectively.

ADVERTISING  COSTS

     Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. For the three months ended September 29, 2001, the nine months ended June 28, 2002 and years ended June 27, 2003 and July 2, 2004, advertising costs were $.2 million, $.7 million, $1.3 million and $1.3 million, respectively.

EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. Options granted under the our 2001 Management Incentive Program are not reflected in diluted earnings per share as there have been very sporadic offers to buy or sell and only one trade of the Company's stock on the Over-the-Counter "pink sheets" exchange. The Company does not consider this very limited activity sufficient to set a value for the stock. Per share data for periods ended June 29, 2001, and September 29, 2001, have been omitted as the Company was in bankruptcy during these periods and the amounts do not reflect the current capital structure.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on our financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation using the intrinsic method as permitted by SFAS 123 and prominently disclose the additional information required by SFAS 148 in our annual and interim reports.

     In January 2003, the FASB issued FASB Interpretation No. FIN 46R, Consolidation of Variable Interest Entities. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is applicable to periods beginning after June 15, 2003. We have a minority interest in two joint ventures that, by virtue of the other partners' guarantee of the partnership indebtedness, are variable interest entities. We are not the primary beneficiary of these variable interest entities and, accordingly, we use the equity method of accounting for our investment in these ventures. We do not expect that the adoption of FIN 46R will have a material effect on our financial position or results of operation.*

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement had no impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date-as a liability. The adoption of SFAS 150 had no impact on our financial condition or results of operations.

     In December 2003, the FASB issued SFAS No. 132 Revised (SFAS 132R), "Employers' Disclosure about Pensions and Other Postretirement Benefits." A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was implemented beginning with the fourth quarter of fiscal 2004. The adoption of SFAS 132R had no impact on our financial condition or results of operations.

RESULTS  OF  OPERATIONS

     The results of operations and cash flows for the three months ended September 29, 2001, include operations prior to the Company's emergence from Chapter 11 proceedings and do not take into account the effects of Fresh-Start Reporting. The results of operations and cash flows for the nine months ended June 28, 2002, include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as "Predecessor Company" for periods prior to September 29, 2001, and as "Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the twelve months ended June 27, 2003 and July 2, 2004 for the Successor Company are not necessarily comparable to the results of operations and cash flows for the twelve months ended June 28, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and nine months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

     In connection with and subsequent to our reorganization, we have significantly downsized our operations and have focused on our core Southwest market, where the Company is based and where we have historically had our most favorable overall results. We currently operate 30 retail sales centers along with a marketing presence (displaying model homes and spec homes without an on-site sales office) in approximately 37 manufactured housing communities. We operate two manufacturing plants, both of which produce new homes and operate a third facility to refurbish lender repossessions. We operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to our customers. During the year ended July 2, 2004 we sold our 51% ownership interest in a transport company, our 50% interest in a finance company and liquidated our 50% interest in a mortgage brokerage business. In April 2004, we invested $31,500 to provide one-half of the initial capitalization of a new mortgage brokerage business that is currently in the process of obtaining licenses necessary to operate as a mortgage broker/loan originator. Management believes that its vertical integration strategy, intended to derive multiple profit sources from each retail sale, will allow the Company to be more profitable, over time, than would otherwise be the case.*

     Two significant events have, in our opinion, had a dampening effect on new home sales and revenues since January 2002. The withdrawal of several retail lenders from the national market has had the effect of tightening credit standards applied to potential new home buyers and, at least temporarily, reduced total potential demand for new homes. Some previously qualified new homebuyers are currently able to purchase lender repossessions but are not currently eligible for new home financing. In addition, Texas legislation (HB
1869), which became effective in January 2002, required any land/home package to be closed and financed in a fashion nearly identical to traditional mortgage financing for site-constructed housing. This legislation led to a much longer and more complex credit approval and loan closing cycle than existed prior its enactment. While this change did not necessarily result in a lower overall demand for manufactured housing in Texas, it had the effect of lengthening the sales closing and revenue recognition process from an average of 45-60 days to an average of more than 100 days. As a result, management believes that the Company realized less revenue during the six months ended June 28, 2002, and for the years ended June 27, 2003 and July 2, 2004, than would have otherwise been the case without lender withdrawal from the industry and the Texas law change. Effective June 18, 2003, SB 521 amended the provisions of HB 1869 to allow for chattel financing, at the owner's option, of a manufactured home that is sited on land owned by the home owner. We believe SB 521 has moderated the negative impact on manufactured home sales in Texas caused by HB 1869. Assuming that the lending environment remains stable, management believes that sales and revenues will gradually improve over current levels as the sales-in-process mature toward the longer closing and completion cycle and as our retail sales team adjusts to these new lender and industry dynamics.* We believe that most of our competition in our core market region experienced similar market pressures and has reduced both retail and manufacturing capacity. We also believe that the Company is postured to take advantage of these changes following our reorganization and is no longer distracted by the same relative leverage positions and operational challenges as much of our competition.* While we believe that market share gains will be gradual but steady, there is no assurance that these gains will materialize.*

     The following table summarizes certain key sales statistics for the Company for the periods indicated:

                                                                THREE MONTHS      NINE MONTHS      YEAR       YEAR
                                                                    ENDED            ENDED        ENDED       ENDED
                                                                SEPTEMBER29,       JUNE 28,      JUNE 27,    JULY 2,
                                                                    2001             2002          2003       2004
                                                              -----------------  -------------  ----------  ---------
                                                               Predecessor Co.                 Successor Co.
                                                              -----------------  ------------------------------------
Company-manufactured new homes sold at retail. . . . . . . .               373            994         999        924
Total new homes sold at retail through retail sales centers.               373          1,001       1,010        924
Internalization rate (1) . . . . . . . . . . . . . . . . . .               100%            99%         99%       100%
Previously-owned homes sold at retail. . . . . . . . . . . .               149            555         564        375
Average retail selling price - new homes . . . . . . . . . .  $         51,403   $     53,584   $  55,230   $ 57,850
Company-operated retail sales centers and community sales
    offices at end of period . . . . . . . . . . . . . . . .                41             41          34         30
Total manufacturing shipments. . . . . . . . . . . . . . . .               343           1176       1,248      1,161
Manufacturing shipments to independent retail sales centers
 and developers. . . . . . . . . . . . . . . . . . . . . . .                51            162         330        343

(1) The proportion of new homes sold by Company-operated retail sales centers that are manufactured by the Company.

     The following table summarizes our historical operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                THREE MONTHS    NINE MONTHS     YEAR       YEAR
                                                   ENDED           ENDED        ENDED     ENDED
                                                SEPTEMBER29,      JUNE 28,    JUNE 27,   JULY 2,
                                                    2001            2002        2003       2004
                                              ----------------  ------------  ---------  --------
                                              Predecessor Co.               Successor Co.
                                              ----------------  ---------------------------------
Total revenues . . . . . . . . . . . . . . .            100.0%        100.0%     100.0%      100%
Gross profit . . . . . . . . . . . . . . . .             41.0%         40.7%      34.5%     31.3%
Selling, general and administrative expenses
    before acquisition costs . . . . . . . .             42.0%         39.1%      37.3%     34.8%
Operating income . . . . . . . . . . . . . .            (1.0%)          1.7%     (2.8%)    (3.5%)
Income before income taxes and extraordinary
    item . . . . . . . . . . . . . . . . . .           (15.1%)          0.9%     (3.6%)    (1.9)%
Income before extraordinary item . . . . . .           (15.9%)          1.4%     (2.8%)    (1.8)%
Net income . . . . . . . . . . . . . . . . .            655.6%          1.8%     (2.5%)    (1.6)%

     Although the adoption of Fresh-Start Reporting significantly affected comparability, certain Pre- and Post-reorganization period income and expense items remain comparable and are addressed in the following analysis of results of operations for the periods indicated.

YEAR ENDED JULY 2, 2004 COMPARED TO YEAR ENDED JUNE 27, 2003

     Net Sales. Net sales of manufactured homes were $69.1 million for the year ended July 2, 2004, compared to $70.8 million for the year ended June 27, 2003. The 2% decline in net sales was principally the result of a decline in retail sales, generally consistent with the overall decline in new home sales in Texas. The decline in retail sales was partially offset by an increase in manufacturing wholesale shipments to independent dealers and developers.

     Retail sales declined $3.4 million (or 6%). New home same store sales in our core operations also declined 1.4% from an average of 28 new home sales per store for the year ended June 27, 2003, to an average of 27 new home sales per store for the year ended July 2, 2004.

     Manufacturing division sales to independent dealers and developers were $13.3 million for the year ended July 2, 2004, compared to $11.6 million for the year ended June 27, 2003. For the year ended July 2, 2004, approximately 61% of manufacturing division outside sales were to subdivision developers. We believe such sales to independent dealers and especially to subdivision developers will increase gradually over time, aided by reductions of competitor capacity in our regional market area and our continued emphasis on subdivision developer relationships and sales.*

     Other Revenues. Other revenues, principally commissions from the sale of insurance and consigned lender repossessions, were $3.3 million for the year ended July 2, 2004, compared to $3.2 million for the year ended June 27, 2003.

     Total Revenues. Total revenues, were $72.4 million in the year ended July 2, 2004, which is a decline of $1.6 million (or 2%) when compared to the prior fiscal year.

     Cost of Sales. Cost of sales was $49.8 million (or 69% of revenues) for the year ended July 2, 2004, compared to $48.5 million (or 66% of revenues) for the year ended June 27, 2003. The 3% increase in cost of sales was the result of an increase in retail cost of sales.

     Cost of sales for homes sold at retail (expressed as a percentage of retail revenues) increased 3% for the year ended July 2, 2004, compared to the year ended June 27, 2003. This increase resulted from several factors. First, the aging profile of our retail inventory and slower turn rates for older inventory caused us to adjust inventory carrying values for all new homes in inventory more than 24 months to net realizable value. This adjustment was $1.1 million or 1.9% of retail revenues. Second, with increased homesite construction activity in the current year, we experienced cost overruns of $0.5 million or 0.9% of retail revenues. Finally, cost of sales in the year ended June 27, 2003, was lower as a result of a higher proportionate sales of discounted inventory (both new and used), that we were able to purchase on the open market as well as from our secured lender as a part of our reorganization.

     Cost of sales for homes sold to independent dealers and subdivision developers (expressed as a percentage of manufacturing revenues) were approximately the same for the year ended July 2, 2004, compared to the year ended June 27, 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $26.5 million (or 37% of revenues) for the year ended July 2, 2004, compared to $27.6 million (or 37% of revenues) for the year ended June 27, 2003. The decrease is primarily attributable to a reduction of fixed costs related to the closing of underperforming retail sales centers, and to a lesser degree, lower variable selling expenses due to lower retail sales.

     Interest Expense. Interest expense was $0.3 million for the year ended July 2, 2004, compared to $1.0 million for the year ended June 27, 2003. This decrease is due to lower average debt levels in the current year.

     Income Taxes. Income tax benefit was $0.2 million (on pretax loss of $1.4 million) for the year ended July 2, 2004.

     Earnings in affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was a loss of $0.1 million for the year ended July 2, 2004, compared to income of $0.5 million for the year ended June 27, 2003. In prior periods, Homestar 21 reported income from origination and rate buy-down points which were recorded as revenues when each loan was sold. Due to a change in the method in which these loans are now financed, the points are now amortized over the life of the loan. As a result of the elimination of the origination and rate buy-down points income for the year ended July 2, 2004, Homestar 21 reported a loss. On March 23, 2004, the Company and its partner in the venture, 21st Mortgage dissolved and liquidated Homestar 21.

     Our 50% share in the after-tax earnings of American Homestar Mortgage, L.P. were $0.01 million for the year ended July 2, 2004, compared to $0.1 million for the year ended June 27, 2003. In July 2003 the Company reached agreement with its partner, Home Loan to cease operations effective July 31, 2003.

     Discontinued Operations:. We sold our 51% interest in Roadmasters during the year ended July 2, 2004. Operating results for the year ended July 2, 2004 and the year ended June 27, 2003 are now reported as discontinued operations.
Our 51% share of after-tax earnings of Roadmasters was $0.1 million (for 8 months) in the year ended July 2, 2004 compared to $0.3 million (for 12 months) in the year ended June 27, 2003.

NINE MONTHS ENDED JUNE 27, 2003 COMPARED TO NINE MONTHS ENDED JUNE 28, 2002

     Net Sales. Net sales of manufactured homes were $52.3 million for the nine months ended June 27, 2003, compared to $64.2 million for the nine months ended June 28, 2002. The 19% decline in net sales was principally as a result of a decline in retail sales, generally consistent with the overall decline in new home sales in Texas and was partially offset by an increase in manufacturing wholesale shipments to independent dealers and developers.

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

     Other Revenues. Other revenues were $2.4 million for the nine months ended June 27, 2003, compared to $6.4 million for the nine months ended June 28, 2002. Insurance-related revenues in the Company's agency and reinsurance operations declined approximately $4.0 million (or 62%) as a result of Lifestar Reinsurance Ltd. ("Lifestar"), which had contributed approximately $3.8 million in revenues for the nine months ended June 28, 2002, but ceased operations in May 2002.

     Total Revenues. Total revenues, the individual components of which are discussed above, were $54.7 million in the nine months ended June 27, 2003, which is a decline of $16 million (or 23%) when compared to the nine months ended June 28, 2002.

     Cost of Sales. Cost of sales was $36.1 million (or 66% of revenues) for the nine months ended June 27, 2003, compared to $41.9 million (or 59% of revenues) for the nine months ended June 28, 2002. The 7% increase as a percent of revenues in cost of sales was partially attributable to Lifestar, which had operations in the prior year period, but ceased activity in May 2002. Excluding Lifestar revenues for the nine months ended June 28, 2002, would have resulted in a cost of sales of 63% versus the 59% reported for said period. The remaining 3.% increase in cost of sales was the result of an increase in retail cost of sales partially offset by lower cost of sales in the Company's manufacturing operation.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.1 million (or 37% of revenues) in the nine months ended June 27, 2003, compared to $27.6 million (or 39% of revenues) in the nine months ended June 28, 2002. The decrease is related to costs associated with Lifestar, which ceased activities in May 2002, and to reduced variable expenses as a result of lower retail sales and to reduced fixed expenses through the consolidation and reduction of under-performing retail sales centers.

     Interest Expense. Interest expense was $0.7 million for the nine months ended June 27, 2003, and $0.8 for the nine months ended June 28, 2002.

     Income Taxes. Income tax benefit was approximately $2,000 (on pretax loss of $1.9 million) for the nine months ended June 27, 2003, compared to an income tax expense of approximately $20,000 (on a pretax income of $.6 million) for the nine months ended June 28, 2002.

     Earnings in affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC and American Homestar Mortgage, L.P. were $0.4 million and $0.1 million, respectively, for the nine months ended June 27, 2003, compared to $0.4 million for the nine months ended June 28, 2002, all generated by Homestar 21, as American Homestar Mortgage did not begin operations until November 2002.

     Discontinued Operations:. We sold our interest in Roadmasters during the year ended July 2, 2004. Operating results for the nine months ended June 27, 2003 and the nine months ended June 28, 2002 are now reported as discontinued operations. Our 51% share of after-tax earnings of Roadmasters was $0.1 million for the nine months ended June 27, 2003 compared to $0.3 million for the nine months ended June 27, 2003.

YEAR ENDED JUNE 27, 2003 COMPARED TO YEAR ENDED JUNE 28, 2002

     Net Sales. Net sales of manufactured homes were $70.8 million for the year ended June 27, 2003, compared to $85.3 million for the year ended June 28, 2002. The 17% decline in net sales was principally the result of a decline in retail sales, generally consistent with the overall decline in new home sales in Texas. The decline in retail sales was partially offset by an increase in manufacturing wholesale shipments to independent dealers and developers.

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

     Other Revenues. Other revenues were $3.2 million for the year ended June 27, 2003, compared to $9.2 million for the year ended June 28, 2002. Insurance-related revenues in our agency and reinsurance operations declined approximately $6 million (or 65%) as a result of Lifestar Reinsurance Ltd. ("Lifestar"), which contributed approximately $5.8 million in revenues for the year ended June 28, 2002, but which ceased operations in May 2002.

     Total Revenues. Total revenues, the individual components of which are discussed above, were $74.0 million in the year ended June 27, 2003, which is a decline of $20.5 million (or 22%) when compared to the prior year.

     Cost of Sales. Cost of sales was $48.5 million (or 66% of revenues) for the year ended June 27, 2003, compared to $56 million (or 59% of revenues) for the year ended June 28, 2002. The 7% increase (as a percent of revenues) in cost of sales was partially attributable to Lifestar, which had operations in the prior year period, but which ceased activity in May 2002. Excluding Lifestar revenues for the twelve months ended June 28, 2002, would have resulted in a cost of sales of 63% versus the 59% reported for said period. The remaining 3% increase in cost of sales was the result of an increase in retail cost of sales, which increase was partially offset by lower cost of sales in our manufacturing operation.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27.6 million (or 37% of revenues) for the year ended June 27, 2003, compared to $37.6 million (or 40% of revenues) for the year ended June 28, 2002. The decrease is related to costs associated with Lifestar, which ceased activities in May 2002, and to reduced variable selling expenses as a result of lower retail sales and to reduced fixed expenses through the consolidation and reduction of under-performing retail sales centers.

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

     Income Taxes. Income tax benefit was $0.002 million (on pretax loss of $2.7 million) for the year ended June 27, 2003, compared to income tax expense of $0.04 million (on a pretax income of $17.8 million) for the year ended June 28, 2002.

     Earnings in affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC and American Homestar Mortgage, L.P. were $0.5 million and $0.1 million, respectively, for the year ended June 27, 2003, compared to $0.6 million for the year ended June 28, 2002, all generated by Homestar 21, as American Homestar Mortgage did not begin operations until November 2002.

     Discontinued Operations:. We sold our 51% interest in Roadmasters during the year ended July 2, 2004. Operating results for the year ended June 27, 2003 and the year ended June 28, 2002 are now reported as discontinued operations. Our 51% share of after-tax earnings of Roadmasters was $0.3 million for the year ended June 27, 2003 compared to $0.3 million for the year ended June 28, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At July 2, 2004, we had unrestricted operating cash and cash equivalents of $14.0 million, virtually unchanged from last fiscal year end.

     During the year ended July 2, 2004, we generated $4.6 million from the sale of our interests in Roadmasters and Homestar 21, $2.2 million from the sale of two manufacturing facilities and two retail sales centers, and $1.4 million through a reduction of retail inventory. Principal uses of cash were $5.4 for reduction of floorplan debt, $1.0 million for working capital and $0.5 million to fund operating losses. In addition, we paid our remaining plan obligations of $5.6 million from restricted cash.

     Of the manufacturing facilities and sales centers sold during the year ended July 2, 2004, one manufacturing facility was used principally to refurbish lender repossessions. The other manufacturing facility and the two sales centers were idle. The Company continues to operate the manufacturing facility used to refurbish repossessions under a short term operating lease and will continue to do so for the foreseeable future.

     During fiscal year 2003, we closed several retail sales centers resulting in an excess inventory condition. Some of that excess inventory was displayed at other company retail centers and some was moved to various subdivisions, installed and made ready for sale. Management plans to systematically liquidate this excess inventory, without replacement over time. As noted above, our inventory reduction plan produced positive cash flow results in fiscal 2004. We anticipate continued liquidation of excess inventory in the upcoming year.*

     During fiscal 2004, we also used cash to make substantial debt reductions. Our inventory-related (floorplan) debt declined $5.4 million during the year and other debt (principally real estate-related) was reduced by $0.4 million. Of the $5.4 million used to reduce our floorplan debt, $6.8 million was withdrawn from a restricted cash collateral account, otherwise unavailable to the Company, and used to pay the balance of the credit facility with Associates Housing Financial LLC. On March 15, 2004, we received a two-year commitment for a new inventory financing (floorplan) credit facility through 21st Mortgage Corporation. The total credit line is $15 million although maximum borrowings, at any time, are subject to a borrowing base calculation based on the age of the inventory used as collateral Advances under this credit line bear interest at the greater of prime plus 1% per annum or 7% per annum. This credit facility is secured by the Company's new home inventory and display models. Advances under the new inventory financing facility were $1.4 million at July 2, 2004 and additional availability under this line was approximately $10.6 million

     Under the Plan, the Company was required to make an initial cash distribution to its new shareholders of approximately $5.3 million. Distributions of approximately $2.6 million were made in fiscal 2003 and distributions of approximately $2.7 were made in fiscal year 2004 to fulfill and satisfy this obligation. The remaining $2.9 million in plan obligations paid related to all remaining claims and net liquidation costs.

     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources pursuant to which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, we agree to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase losses. At July 2, 2004, the Company was at risk to repurchase approximately $1.2 million of manufactured homes and has provided for estimated net repurchase losses of approximately $0.1 million.

     We believe that our current cash position and expected cash flow from operations and the liquidation of excess inventory, along with our floorplan facility, will be sufficient to support our cash and working capital requirements for the foreseeable future.*

OFF-BALANCE  SHEET  ARRANGEMENTS

     We have not participated in any off-balance sheet arrangements.

INFLATION AND SEASONALITY

     Inflation in recent years has been modest and has primarily affected our manufacturing costs in the areas of labor, manufacturing overhead, raw materials other than lumber and certain petroleum-based materials. The price of lumber and certain petroleum-based materials are affected more by the imbalances between supply and demand than by inflation. The prices of these products as well as steel and concrete have risen substantially during fiscal year 2004. Historically, we believe we have been able to minimize the effects of inflation by increasing the selling prices of our products, improving our manufacturing efficiency and increasing our employee productivity. There are no assurances, however, that we will be able to respond to significant further increases in costs in the future. In addition, our business is seasonal, with weakest demand typically from mid-November through February and the strongest demand typically from March through mid-November. Over the history of the Company's operations, management has not observed any correlation between interest rate fluctuations and increases or decreases in sales based solely on such fluctuations. However, management believes that substantially lower residential mortgage rates during fiscal 2003 and fiscal 2004, coupled with a growing supply of lower priced site built homes, has impacted sales in certain of its markets over this period.

CONTRACTUAL  OBLIGATIONS

     The following table summarizes the Company's long-term debt and operating leases at July 2, 2004:

                                             Payment Due by Period
                               ----------------------------------------------------
                                       Less than                            After
Contractual Obligations        Total     1 Year    2-3 Years   4-5 Years   5 years
                               ------  ----------  ----------  ----------  --------
  Long-term debt. . . . . . .  $  205  $       18  $       42  $       51  $     94
  Operating leases. . . . . .   1,635       1,196         439          --        --
                               ------  ----------  ----------  ----------  --------

Total contractual obligations  $1,840  $    1,214  $      481  $       51  $     94
                               ======  ==========  ==========  ==========  ========

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of our liability for floorplan of manufactured housing retail inventories. We do not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

     For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it. Based on the current level of variable-rate debt, each one percentage point increase (or decrease) in interest rates occurring on the first day of the year would result in an increase (or decrease) in interest expense for the coming year of approximately $14,300.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is listed under Item 15 (a) and begins at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

ITEM  9B.  OTHER  INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, their age and their position as of September 13, 2004 are set forth below.


     NAME                    AGE   POSITION
     ---------------------   ---   --------------------------------

     Finis F. Teeter . . . .  60   President, Chief Executive
                                   Officer and Director

     Craig A. Reynolds . . .  55   Executive Vice-President, Chief
                                   Financial Officer and Secretary

     Charles N. Carney, Jr .  49   Vice President, Chief Operating
                                   Officer-Retail Operations

     Jackie H. Holland . . .  57   Vice President, Chief Operating
                                   Officer-Manufacturing Operations

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

     The remaining information required by Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting filed with the Securities and Exchange Commission on or about September 16, 2004.

ITEM  11.  EXECUTIVE  COMPENSATION

     The information required by Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting filed with the Securities and Exchange Commission on or about September 16, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP TABLE

     The information required by Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting filed with the Securities and Exchange Commission on or about September 16, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting filed with the Securities and Exchange Commission on or about September 16, 2004.

ITEM  14:  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The information required by Item 14 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting filed with the Securities and Exchange Commission on or about September 16, 2004.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  (1)  FINANCIAL  STATEMENTS

                                                                                      PAGE
                                                                                      ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of June 27, 2003 and July 2, 2004 . . . . . . . . . .  F-3

Consolidated Statements of Operations for the three months ended September 29, 2001, nine months ended June 28, 2002 and years ended June 27, 2003 and July 2, 2004 .  F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended
    September 29, 2001, September 29, 2001 (Fresh Start), nine months ended
    June 28, 2002 and years ended June 27, 2003 and July 2, 2004 . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the three months ended September 29, 2001, nine months ended June 28, 2002 and years ended June 27, 2003 and July 2, 2004 .  F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  F-7

    (2)  SUPPLEMENTARY SCHEDULE TO FINANCIAL STATEMENTS

Financial Statement Schedule II - Valuation and Qualifying Accounts. . . . . . . . .  F-27

    (3)  EXHIBITS

          The exhibits filed as part of this report are listed under "Exhibits" at subsection (c) of Item 14

     (B)  LIST  OF  EXHIBITS

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

3.5     Charter for the Audit Committee of the Company, Amended and Restated as of April 20, 2004
        (Incorporated by reference to the Company's Proxy Statement filed on September 16, 2004)

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

10.7    Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Jackie Holland(Incorporated by reference to the Company's Annual Report on Form 10-K filed on
        September 23, 2003)

10.8*   Agreement of Limited Partnership of Humble Springs Ltd.

10.9*   Agreement of Limited Partnership of 114 Starwood Development Ltd.

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

21.1*   Subsidiaries of American Homestar Corporation

31.1*   Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive
        Officer of the Company.

31.2*   Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief Financial
        Officer

32.1**  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002 for Finis F. Teeter, Chief Executive Officer, and Craig A. Reynolds, Chief Financial
        Officer of the Company.


_____________
*    Filed herewith
**   Furnished herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN  HOMESTAR  CORPORATION

     Date:  September 16, 2004            By:  /s/  FINIS F. TEETER
                                               ---------------------------------
                                               Finis F. Teeter, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                       Date
----------------------  ---------------------------------  ------------------

/s/ FINIS F. TEETER     President, CEO and                 September 16, 2004
----------------------  Director
Finis F. Teeter


/s/ CRAIG A. REYNOLDS.  Executive Vice President, Chief    September 16, 2004
----------------------  Financial Officer, and Secretary
Craig A. Reynolds       (Principal Financial and
                        Accounting Officer)


/s/  ELLIS L. MCKINLEY  Director                           September 16, 2004
----------------------
Ellis L. McKinley


/s/ RICHARD N. GRASSO   Director                           September 16, 2004
----------------------
Richard N. Grasso


/s/ RICHARD F. DAHLSON  Director                           September 16, 2004
----------------------
Richard F. Dahlson


/s/ NATHAN P. MORTON    Director                           September 16, 2004
----------------------
Nathan Morton

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      PAGE
                                                                                      ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets as of June 27, 2003 and July 2, 2004 . . . . . . . . . .   F-3

Consolidated Statements of Operations for the three months ended September 29, 2001,
    nine months ended June 28, 2002 and years ended June 27, 2003 and July 2, 2004 .   F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the three months ended
    September 29, 2001, (Fresh Start), nine months ended
    June 28, 2002 and years ended June 27, 2003 and July 2, 2004 . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the three months ended September 29, 2001,
    nine months ended June 28, 2002 and years ended June 27, 2003 and July 2, 2004 .   F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .   F-7

Financial Statement Schedule II - Valuation and Qualifying Accounts. . . . . . . . .  F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of American Homestar Corporation League City, Texas

We have audited the accompanying consolidated balance sheets of American Homestar Corporation and subsidiaries (the "Company") as of July 2, 2004 and June 27, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 2, 2004 and June 27, 2003, the nine months ended June 28, 2002 (Successor Company), and the three months ended September 29, 2001 (Predecessor Company ). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (of the United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Homestar Corporation and subsidiaries as of July 2, 2004 and June 27, 2003, and the results of their operations and their cash flows for the years ended July 2, 2004 and June 27, 2003, the nine months ended June 28, 2002 (Successor Company), and the three months ended September 29, 2001 (Predecessor Company), in conformity with accounting principles generally accepted in the United States.


/s/ UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
August 27, 2004

                          AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                              JUNE 27,    JULY 2,
                                                                                2003       2004
                                                                             ----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $  14,473   $ 13,989
  Cash - reserved for claims. . . . . . . . . . . . . . . . . . . . . . . .      4,341         --
  Cash - restricted . . . . . . . . . . . . . . . . . . . . . . . . . . . .        640         --
  Accounts receivable - trade, net of $675 and $70 respectively . . . . . .        696      1,944
  Accounts receivable - other . . . . . . . . . . . . . . . . . . . . . . .        101         66
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29,919     28,470
  Prepaid expenses, notes receivable and other current assets . . . . . . .        804        959
  Current assets of discontinued operations . . . . . . . . . . . . . . . .      2,698         --
                                                                             ----------  ---------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . .     53,672     45,428
                                                                             ----------  ---------

  Notes receivable and other assets . . . . . . . . . . . . . . . . . . . .        418        160
  Investments in affiliates, at equity. . . . . . . . . . . . . . . . . . .      3,884        860
  Property, plant and equipment, net. . . . . . . . . . . . . . . . . . . .      9,394      7,437
  Assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,354      2,937
  Non-current assets of discontinued operations . . . . . . . . . . . . . .        213         --
                                                                             ----------  ---------
        Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  70,935   $ 56,822
                                                                             ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floorplan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,826   $  1,430
  Current installments of notes payable . . . . . . . . . . . . . . . . . .         70         18
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        957      1,173
  Warranty reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,687      1,653
  Accrued other liabilities . . . . . . . . . . . . . . . . . . . . . . . .      4,614      4,513
  Plan Obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,610         --
  Current liabilities of discontinued operations. . . . . . . . . . . . . .        538         --
                                                                             ----------  ---------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .     20,302      8,787
                                                                             ----------  ---------

  Notes payable, less current installments. . . . . . . . . . . . . . . . .        502        187
  Non current liabilities and minority interest of discontinued operations.      1,226         --
  Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . .         --         --

SHAREHOLDERS' EQUITY
  Common stock series C, par value $0.01; 15,000,000 shares authorized,
    10,000,000 shares outstanding at June 27, 2003 and July 2, 2004 . . . .        100        100
  Common stock series M, par value $0.01; 7,500,000 shares authorized,
    100 shares outstanding at June 27, 2003 and 67,600 outstanding at
    July 2, 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          1
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     49,355     49,445
  Accumulated deficit since September 29, 2001 (accumulated deficit of
    $158 million eliminated at time of reorganization). . . . . . . . . . .       (550)    (1,698)
                                                                             ----------  ---------
        Total shareholders' equity. . . . . . . . . . . . . . . . . . . . .     48,905     47,848
                                                                             ----------  ---------
        Total liabilities and shareholders' equity. . . . . . . . . . . . .  $  70,935   $ 56,822
                                                                             ==========  =========

See accompanying notes to consolidated financial statements

                                  AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                        THREE MONTHS      NINE MONTHS       YEAR          YEAR
                                                            ENDED            ENDED         ENDED         ENDED
                                                        SEPTEMBER 29,      JUNE 28,       JUNE 27,      JULY 2,
                                                            2001             2002           2003          2004
                                                      -----------------  -------------  ------------  ------------
                                                       PREDECESSOR CO.                  SUCCESSOR CO.
                                                      -----------------  -----------------------------------------
Revenues:
  Net sales. . . . . . . . . . . . . . . . . . . . .  $         21,107   $     64,234   $    70,810   $    69,108
  Other revenues . . . . . . . . . . . . . . . . . .             2,745          6,441         3,212         3,301
                                                      -----------------  -------------  ------------  ------------

      Total revenues . . . . . . . . . . . . . . . .            23,852         70,675        74,022        72,409

  Cost of sales. . . . . . . . . . . . . . . . . . .            14,074         41,876        48,481        49,779
                                                      -----------------  -------------  ------------  ------------

      Gross Profit . . . . . . . . . . . . . . . . .             9,778         28,799        25,541        22,630

    Selling, general and administrative. . . . . . .            10,013         27,606        27,623        26,488
    (Gain) on sale of assetsairment. . . . . . . . .                --             --            --        (1,327)
                                                      -----------------  -------------  ------------  ------------

      Operating income (loss). . . . . . . . . . . .              (235)         1,193        (2,082)       (2,531)

Interest expense . . . . . . . . . . . . . . . . . .              (214)          (825)         (955)         (268)
Other income (expense) . . . . . . . . . . . . . . .                89            245           363         1,436
                                                      -----------------  -------------  ------------  ------------

      Income (loss) before items shown below . . . .              (360)           613        (2,674)       (1,363)

Reorganization items:
  Fresh-Start adjustments. . . . . . . . . . . . . .            18,863             --            --            --
  Reorganization costs . . . . . . . . . . . . . . .            (1,433)            --            --            --
                                                      -----------------  -------------  ------------  ------------

      Income (loss) before items shown below . . . .            17,070            613        (2,674)       (1,363)

  Income tax expense (benefit) . . . . . . . . . . .                20             16            (2)         (220)
                                                      -----------------  -------------  ------------  ------------

      Income (loss) before items shown below . . . .            17,050            597        (2,672)       (1,143)

Earnings (losses) in affiliates. . . . . . . . . . .               145            409           606          (141)
                                                      -----------------  -------------  ------------  ------------

      Income (loss) before items shown below . . . .            17,195          1,006        (2,066)       (1,284)

Extraordinary item:
  Gain on forgiveness of debt. . . . . . . . . . . .           139,130             --            --            --
  Discontinued operations. . . . . . . . . . . . . .                52            258           252           136
                                                      -----------------  -------------  ------------  ------------
      Net income (loss). . . . . . . . . . . . . . .  $        156,377   $      1,264   $    (1,814)  $    (1,148)
                                                      =================  =============  ============  ============

Earnings (loss) per share - basic and diluted from:
  Continuing operations. . . . . . . . . . . . . . .      N/A                    0.10   $     (0.21)  $     (0.13)
  Discontinued operations. . . . . . . . . . . . . .      N/A                     .03          0.03          0.01
                                                      -----------------  -------------  ------------  ------------
                                                          N/A            $       0.13   $     (0.18)  $     (0.12)
                                                      =================  =============  ============  ============

Weighted average shares
  Outstanding - basic and diluted. . . . . . . . . .      N/A              10,000,100    10,000,100    10,018,100
                                                      =================  =============  ============  ============

See accompanying notes to consolidated financial statements

                                     AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      (IN THOUSANDS EXCEPT FOR SHARE INFORMATION)

                                                                                                       RETAINED
                                                                                       ADDITIONAL      EARNINGS
                                       PREFERRED STOCK            COMMON STOCK          PAID-IN      (ACCUMULATED
                                     SHARES      VALUE        SHARES      PAR VALUE     CAPITAL        DEFICIT)
                                    ---------  ----------  ------------  -----------  ------------  --------------

BALANCES AT JUNE 29, 2001            134,167       1,610    18,423,707          921        62,519        (156,377)

Net loss                                  --          --            --           --            --          (1,616)  (1)
                                    ---------  ----------  ------------  -----------  ------------  --------------

PREDECESSOR COMPANY
  BALANCES AT SEPTEMBER 29,
  2001                               134,167       1,610    18,423,707          921        62,519        (157,993)

Cancellation of former equity
  under the Plan of
  Reorganization                    (134,167)     (1,610)  (18,423,707)        (921)      (62,519)        157,993
Issuance of new equity interest in
  connection with emergence
  from Chapter 11                         --          --            --           --        30,179              --
Issuance of new Series M
  common stock in connection
  with emergence from Chapter 11          --          --           100           --            --              --
                                    ---------  ----------  ------------  -----------  ------------  --------------

SUCCESSOR COMPANY
  BALANCES AT
  SEPTEMBER 29, 2001                      --          --           100           --        30,179              --

Issuance of new Series C
  common stock                            --          --     3,922,280           39           (39)             --
Series C common stock held in
  constructive trust                      --          --     6,077,720           61           (61)             --
Income tax refund recorded as
  paid-in capital                         --          --            --           --        18,370              --
Net income                                --          --            --           --            --           1,264
                                    ---------  ----------  ------------  -----------  ------------  --------------

SUCCESSOR COMPANY
  BALANCES AT JUNE 28, 2002               --          --    10,000,100          100        48,449           1,264

Issuance of new Series C common
  stock                                   --          --       946,970            9            (9)             --
Series C common stock held in
  constructive trust                      --          --      (946,970)          (9)            9               -
Liquidation and plan reserve
  adjustment recorded as paid-in
  capital                                 --          --            --           --           400              --
Claims reserve adjustment recorded
  as paid-in capital                      --          --            --           --           506              --
Net loss                                  --          --            --           --            --          (1,814)
                                    ---------  ----------  ------------  -----------  ------------  --------------

SUCCESSOR COMPANY
  BALANCES AT JUNE 27, 2003               --          --    10,000,100          100   $    49,355            (550)
                                    ---------  ----------  ------------  -----------  ------------  --------------

Exercise of stock options                                       67,500            1            90

Net loss                                                                                                   (1,148)
                                    ---------  ----------  ------------  -----------  ------------  --------------

SUCCESSOR COMPANY
  BALANCES AT JULY 2, 2004                --   $      --    10,067,600   $      101   $    49,445   $      (1,698)
                                    =========  ==========  ============  ===========  ============  ==============



                                         TOTAL
                                     SHAREHOLDERS'
                                        EQUITY
                                    ---------------

BALANCES AT JUNE 29, 2001. . . . .         (91,327)

Net loss . . . . . . . . . . . . .          (1,616)
                                    ---------------

PREDECESSOR COMPANY
  BALANCES AT SEPTEMBER 29,
  2001 . . . . . . . . . . . . . .         (92,943)

Cancellation of former equity
  under the Plan of
  Reorganization . . . . . . . . .          92,943
Issuance of new equity interest in
  connection with emergence
  from Chapter 11. . . . . . . . .          30,179
Issuance of new Series M
  common stock in connection
  with emergence from Chapter 11 .              --
                                    ---------------

SUCCESSOR COMPANY
  BALANCES AT
  SEPTEMBER 29, 2001 . . . . . . .          30,179

Issuance of new Series C
  common stock . . . . . . . . . .              --
Series C common stock held in
  constructive trust . . . . . . .              --
Income tax refund recorded as
  paid-in capital. . . . . . . . .          18,370
Net income . . . . . . . . . . . .           1,264
                                    ---------------

SUCCESSOR COMPANY
  BALANCES AT JUNE 28, 2002. . . .          49,813

Issuance of new Series C common
  stock. . . . . . . . . . . . . .              --
Series C common stock held in
  constructive trust . . . . . . .              --
Liquidation and plan reserve
  adjustment recorded as paid-in
  capital. . . . . . . . . . . . .             400
Claims reserve adjustment recorded
  as paid-in capital . . . . . . .             506
Net loss . . . . . . . . . . . . .          (1,814)
                                    ---------------

SUCCESSOR COMPANY
  BALANCES AT JUNE 27, 2003. . . .          48,905
                                    ---------------

Exercise of stock options. . . . .              91

Net loss . . . . . . . . . . . . .          (1,148)
                                    ---------------

SUCCESSOR COMPANY
  BALANCES AT JULY 2, 2004 . . . .  $       47,848
                                    ===============

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

See accompanying notes to consolidated financial statements

                                        AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)


                                                                        THREE MONTHS      NINE MONTHS      YEAR       YEAR
                                                                            ENDED            ENDED        ENDED       ENDED
                                                                        SEPTEMBER 29,      JUNE 28,      JUNE 27,    JULY 2,
                                                                            2001             2002          2003       2004
                                                                      -----------------  -------------  ----------  ---------
                                                                       PREDECESSOR CO.                 SUCCESSOR CO.
                                                                      -----------------  ------------------------------------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $        156,377   $      1,264   $  (1,814)  $ (1,148)

   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Fresh-Start adjustments. . . . . . . . . . . . . . . . . . . . . .           (18,863)            --          --         --
  Extraordinary item - Gain on forgiveness of debt . . . . . . . . .          (139,130)            --          --         --
  Tax refund . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --         18,370                     --
    Loss (Gain) on sale of assets. . . . . . . . . . . . . . . . . .                --             18         (77)    (1,327)
    Depreciation and amortization. . . . . . . . . . . . . . . . . .               748            448         642        525
    Losses (earnings) in affiliates. . . . . . . . . . . . . . . . .              (145)          (409)       (606)       141
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables . . . . . . . . . . . . . .             1,705            518         147     (1,213)
      (Increase) decrease in inventories . . . . . . . . . . . . . .               584         (4,029)     (3,006)     1,449
      (Increase) decrease in prepaid expenses, notes
        receivable and other current assets. . . . . . . . . . . . .               949          1,782        (186)      (155)
      (Increase) decrease in notes receivable and other assets . . .               (71)           104          60        258
      Increase (decrease) in accounts payable. . . . . . . . . . . .            (2,293)        (1,245)       (104)       216
      Increase (decrease) in accrued expenses and other liabilities.             1,504         (4,955)     (2,432)      (136)
      Payment and other changes in Plan obligations. . . . . . . . .                --          1,041      (2,436)    (5,610)
      Change in net assets of discontinued operations. . . . . . . .               (52)          (259)       (252)     1,147
                                                                      -----------------  -------------  ----------  ---------

        Net cash provided by (used in) operating activities. . . . .             1,313         12,648     (10,064)    (5,853)
                                                                      -----------------  -------------  ----------  ---------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment. . . . . . . .                --              3         522      3,152
  Proceeds from sale of assets held for sale . . . . . . . . . . . .                --            581       1,107        417
  Purchases of property, plant and equipment . . . . . . . . . . . .               (75)          (158)       (374)      (394)
  Dividends from unconsolidated affiliate. . . . . . . . . . . . . .                --            272         222         95
  Net return of investment in affiliate. . . . . . . . . . . . . . .                --             --          --      3,352
  Investment in affiliate. . . . . . . . . . . . . . . . . . . . . .                --            (31)       (296)      (564)
                                                                      -----------------  -------------  ----------  ---------
        Net cash provided by (used in) investing activities. . . . .               (75)           667       1,181      6,058
                                                                      -----------------  -------------  ----------  ---------

Cash flows from financing activities:
  Borrowings under floorplan payable . . . . . . . . . . . . . . . .             9,368         22,382      10,100      6,039
  Repayments of floorplan payable. . . . . . . . . . . . . . . . . .           (12,843)       (21,315)    (23,963)   (11,433)
  Proceeds from long-term debt borrowings. . . . . . . . . . . . . .               214             25          --         --
  Principal payments of long-term debt . . . . . . . . . . . . . . .               (99)          (299)       (193)      (367)
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . .                --             --          --         91
  Change in restricted cash. . . . . . . . . . . . . . . . . . . . .            (4,563)         2,582       5,453      4,981
                                                                      -----------------  -------------  ----------  ---------
        Net cash provided by (used in) financing
          activities . . . . . . . . . . . . . . . . . . . . . . . .            (7,923)         3,375      (8,603)      (689)
                                                                      -----------------  -------------  ----------  ---------

Net increase (decrease) in cash and cash equivalents . . . . . . . .            (6,685)        16,690     (17,486)      (484)
Cash and cash equivalents at beginning of year . . . . . . . . . . .            21,954         15,269      31,959     14,473
                                                                      -----------------  -------------  ----------  ---------

Cash and cash equivalents at end of year . . . . . . . . . . . . . .  $         15,269   $     31,959   $  14,473   $ 13,989
                                                                      =================  =============  ==========  =========

Supplemental Cash Flow Information
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . .  $             25   $        296   $     360   $     80
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .               233            850         926        263
                                                                      =================  =============  ==========  =========


                                                                      =================  =============  ==========  =========


See accompanying notes to consolidated financial statements.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  REORGANIZATION (IN 2001) AND BASIS OF REPORTING

REORGANIZATION

     On January 11, 2001 (the "Petition Date"), American Homestar Corporation and Subsidiaries (the "Company") and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization, (the "Plan"), of the Company and its subsidiaries. On October 3, 2001, all conditions required for the effectiveness of the Plan were met, and the Plan became effective ("Effective Date"), and the Company and its subsidiaries emerged from bankruptcy. On June 22, 2004 the Bankruptcy Court entered an Order granting our Motion For Entry Of Final Decrees, closing all 22 of our Chapter 11 cases.

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

     Treatment of Equity: Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of July 2, 2004, the Company has issued 10 million shares of Series C common stock and 67,600 shares of Series M common stock. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 67,500 shares of which had been issued as of July 2, 2004 and 4,999,900 shares underlie options authorized under the Company's 2001 Management Incentive Program. Options for 4,932,400 shares have been approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of July 2, 2004, options for 67,500 shares of Series M common stock had been exercised and options to purchase 1,155,600 additional shares of Series M common stock were vested.

BASIS  OF  REPORTING

     Upon emergence from Chapter 11, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and the Company has recorded the effects of the Plan and Fresh-Start Reporting as of September 29, 2001. Activity between September 29, 2001, the date of the Consolidated Fresh-Start Balance Sheet, and October 3, 2001, the Effective Date of the Plan, was not material. The adjustment to eliminate the accumulated deficit totaled $158 million of which $139 million was forgiveness of debt and $19 million was from Fresh-Start adjustments. The results of operations and cash flows for the three months ended September 29, 2001 include operations prior to the Company's emergence from Chapter 11 proceedings, which do not take into account the effects of Fresh-Start Reporting (the Company being referred to herein as "Predecessor Company" for periods prior to September 29, 2001). The results of operations and cash flows for the nine months ended June 28, 2002 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the on-going effects of Fresh-Start Reporting (the Company being referred to herein as

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


"Successor Company" for periods subsequent to September 29, 2001). As a result, the results of operations and cash flows for the twelve months ended June 27, 2003 and July 2, 2004 for the Successor Company are not necessarily comparable to the results of operations and cash flows for the twelve months ended June 28, 2002, as the earlier period includes three months of Predecessor Company operations and cash flows, which do not reflect the effects of Fresh-Start Reporting, and nine months of Successor Company operations and cash flows, which do reflect the effects of Fresh-Start Reporting.

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

                                                                  September 29,      Debt       Fresh-Start    Reorganized
                                                                      2001         Discharge      Entries     Balance Sheet
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $       19,767   $            $     (4,453)  $       15,314
  Cash - reserved for claims. . . . . . . . . . . . . . . . . .              --                       4,453            4,453
  Cash - restricted . . . . . . . . . . . . . . . . . . . . . .           8,563                                        8,563
  Accounts receivable - trade, net. . . . . . . . . . . . . . .           2,251                                        2,251
  Accounts receivable - other, net. . . . . . . . . . . . . . .             332                                          332
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          25,453                      (2,569)          22,884
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .           1,201                                        1,201
  Notes receivable. . . . . . . . . . . . . . . . . . . . . . .             285                                          285
  Other current assets. . . . . . . . . . . . . . . . . . . . .           1,076                                        1,076
                                                                 -----------------------------------------------------------
        Total current assets. . . . . . . . . . . . . . . . . .          58,928           --         (2,569)          56,359
                                                                 ---------------  -----------  -------------  --------------

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .             383                                          383
Investments in affiliates, at equity. . . . . . . . . . . . . .           3,037                                        3,037
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . .             321                                          321
Property, plant and equipment . . . . . . . . . . . . . . . . .          22,025                     (11,562)          10,463
Assets held for sale. . . . . . . . . . . . . . . . . . . . . .           6,043                                        6,043
                                                                 -----------------------------------------------------------

                                                                 $       90,737           --   $    (14,131)  $       76,606
                                                                 ===========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Floorplan payable . . . . . . . . . . . . . . . . . . . . . .  $       19,622                               $       19,622
  Current installments of notes payable . . . . . . . . . . . .             331                                          331
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           2,412                                        2,412
  Accrued salaries and benefits . . . . . . . . . . . . . . . .             825                                          825
  Accrued federal and state taxes payable . . . . . . . . . . .              56                                           56
  Other reserves. . . . . . . . . . . . . . . . . . . . . . . .           2,069        3,073                           5,142
  Other taxes . . . . . . . . . . . . . . . . . . . . . . . . .             653                                          653
  Warranty reserve. . . . . . . . . . . . . . . . . . . . . . .           2,145                                        2,145
  Customer deposits . . . . . . . . . . . . . . . . . . . . . .             922                                          922
  Accrued other liabilities . . . . . . . . . . . . . . . . . .           3,687                                        3,687
  Deferred income . . . . . . . . . . . . . . . . . . . . . . .             337                                          337
  Liquidation and plan reserve. . . . . . . . . . . . . . . . .              --                       1,877            1,877
  Claims reserve. . . . . . . . . . . . . . . . . . . . . . . .              --        4,453                           4,453
  Initial distribution payable. . . . . . . . . . . . . . . . .              --        2,100                           2,100
                                                                 -----------------------------------------------------------
        Total current liabilities . . . . . . . . . . . . . . .          33,059        9,626          1,877           44,562
                                                                 ---------------  -----------  -------------  --------------

Notes payable, less current installments. . . . . . . . . . . .           1,149                                        1,149
Minority interest in consolidated subsidiary. . . . . . . . . .             716                                          716
Liabilities subject to compromise under reorganization
  proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .        148,756     (148,756)                             --

Shareholders' Equity (Deficit):
  Preferred stock, no par value; 5,000,000 shares authorized,
    509,167 shares issued and outstanding . . . . . . . . . . .           1,610                      (1,610)              --
  Common stock, $0.05 par value; 50,000,000 shares authorized,
    18,423,707 shares issued and outstanding. . . . . . . . . .             921                        (921)              --
  Common stock series C, par value  $0.01 (15,000,000 shares
    authorized, 10,000,000 shares issued). . . . . . . . . . .               --                                           --
  Common stock series M, par value $0.01 (7,500,000 shares
    authorized, 100 shares outstanding). . . . . . . . . . .  .              --                                           --
  Additional paid in capital. . . . . . . . . . . . . . . . . .          62,519                     (32,340)          30,179
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .        (157,993)     139,130         18,863               --
                                                                 -----------------------------------------------------------
        Total Shareholders' Equity (Deficit). . . . . . . . . .         (92,943)                    (16,008)          30,179
                                                                 -----------------------------------------------------------
                                                                 $       90,737   $       --   $    (14,131)  $       76,606
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

     Management believes that the restructuring initiatives completed through October 3, 2001 and new initiatives since that date have positioned the Company for a return to profitability in the future.* However, the Company's ability to attain profitability in the future is dependent upon many factors including, but not limited to, general economic conditions in the Company's principal market areas as well as factors which drive housing demand. These include, but are not limited to, consumer confidence and new job formation. The Company's performance is further affected by such factors as the availability of alternative housing (site-constructed homes and apartments), the availability of affordable retail or mortgage financing and general industry conditions and competition.

(3)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION  AND  GENERAL

     The consolidated financial statements include the accounts of American Homestar Corporation and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform with the 2004 presentation. The Company also owned a 50% interest in two financing joint ventures (Homestar 21st, LLC and American Homestar Mortgage, L.P.) and owns a 49.5% interest in Humble Springs, LTD and 114 Starwood Development, LTD, both land development joint ventures, which are accounted for under the equity method of accounting.

     The Company's fiscal year ends on the Friday closest to June 30. There were 53 weeks in the fiscal year ended July 2, 2004 and 52 weeks in the fiscal years ended June 27, 2003 and June 28, 2002.

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

     Significant estimates were made to determine the following amounts reflected on the Company's consolidated balance sheets:

     - New home inventory is reflected at lower of cost or market. Management must estimate the market value of such inventory.

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

     Manufacturing sales to independent dealers and subdivision developers are recognized as revenue when the following criteria are met:
     - there is a financial commitment acceptable to management (e.g. an approved floorplan source, cash or cashiers check received in advance or, a firm retail commitment from the dealer);
     -    the  home  is  completely  finished;
     -    the  home  is  invoiced;  and
     -    the  home  has  been  shipped.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, were recorded at cost at June 29, 2001 or, as required by Fresh-Start Reporting, were reflected at management's estimate of fair market value at September 29, 2001, and since that date additions are recorded at cost. Depreciation on property, plant and equipment is provided by the straight-line method over the

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the useful lives of the improvements or lease periods, whichever is shorter. The Company has three manufacturing plants that are not in operation which are classified as assets held for sale and are reflected at management's estimate of net realizable value. In August 2004, one of the three non operational plants was sold.

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

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. 'All deferred tax assets (both short term and long term) have been fully reserved as their realization is contingent upon future taxable income.

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

ACCRUED WARRANTY AND SERVICE COSTS

     The Company makes a current provision for future service costs associated with homes sold and for manufacturing defects for a period of one year from the date of retail sale of the home. The estimated cost of these items is accrued at the time of sale and is reflected in cost of sales in the consolidated statements of operations. For the three months ended September 29, 2001, the nine months ended June 28, 2002 and years ended June 27, 2003 and July 2, 2004, warranty and service costs were $ 0.7 million, $2.0 million, $2.0 million and $1.8 million respectively.

ADVERTISING  COSTS

     Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. For the three months ended September 29, 2001, the nine months ended June 28, 2002 and years ended June 27, 2003 and July 2, 2004, advertising costs were $.2 million, $.7 million, $1.3 million and $1.3 million, respectively.

EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average shares outstanding without any dilutive effects considered. Diluted earnings per share reflects dilution from all contingently issuable shares from outstanding options. Options granted under the Company's 2001 Management Incentive Program are not reflected in diluted earnings per share as there have been no sales and no quoted and asked prices for the stock. Per share data for the period September 29, 2001 has been omitted as the Company was in bankruptcy during these periods and the

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


amount does not reflect the current capital structure.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on our financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation using the intrinsic method as permitted by SFAS 123 and prominently disclose the additional information required by SFAS 148 in our annual and interim reports.

     In January 2003, the FASB issued FASB Interpretation No. FIN 46R, Consolidation of Variable Interest Entities. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is applicable to periods beginning after June 15, 2003. We have a minority interest in two joint ventures that, by virtue of the other partners' guarantee of the partnership indebtedness, are variable interest entities. We are not the primary beneficiary of these variable interest entities and, accordingly, we use the equity method of accounting for our investment in these ventures. We do not expect that the adoption of FIN 46R will have a material effect on our financial position or results of operations.*

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement had no impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date-as a liability. The adoption of SFAS 150 had no impact on our financial condition or results of operations.

     In December 2003, the FASB issued SFAS No. 132 Revised (SFAS 132R), "Employers' Disclosure about Pensions and Other Postretirement Benefits." A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was implemented beginning with the fourth quarter of fiscal 2004. The adoption of SFAS 132R had no impact on our financial condition or results of operations.

(4)  REORGANIZATION  COSTS

     Prior to the Company's emergence from bankruptcy, professional fees and similar type expenditures directly relating to the Chapter 11 proceedings were classified as reorganization costs and were expensed as incurred. Reorganization costs, primarily professional fees, for the three-month period ended September 29, 2001 were $1.4 million. Reorganization costs after emergence from bankruptcy have been charged against the liquidation and plan reserve liability established as a result of Fresh-Start Reporting at September 29, 2001.

(5)  INVENTORIES

     A summary of inventories, net of valuation reserves follows (in thousands):

                                   JUNE 27,   JULY 2,
                                     2003       2004
                                   ---------  --------
Manufactured homes:
  New . . . . . . . . . . . . . .  $  22,620  $ 19,872
  Used. . . . . . . . . . . . . .      1,888     1,445
Homesites:
  Land. . . . . . . . . . . . . .        891     1,405
  Improvements. . . . . . . . . .      2,345     2,488
Furniture and supplies. . . . . .        423       618
Raw materials and work-in-process      1,752     2,642
                                   ---------  --------

        Total . . . . . . . . . .  $  29,919  $ 28,470
                                   =========  ========

     Some of the Company's new manufactured homes were pledged as collateral against its floorplan credit facility (see note 12).

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  PROPERTY,  PLANT  AND  EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                  USEFUL    JUNE 27,   JULY 2,
                                                  LIVES       2003       2004
                                                ----------  ---------  --------
Land . . . . . . . . . . . . . . . . . . . . .           -  $   6,821  $  5,463
Buildings. . . . . . . . . . . . . . . . . . .  5-30 years      2,455     2,036
Machinery and equipment. . . . . . . . . . . .  5-10 years        461       415
Furniture and equipment. . . . . . . . . . . .     5 years        469       577
Vehicles . . . . . . . . . . . . . . . . . . .     3 years         13        13
Leasehold improvements . . . . . . . . . . . .  5-13 years        205       290
                                                            ---------  --------

        Total                                                  10,424     8,794

Less accumulated depreciation and amortization                  1,030     1,357
                                                            ---------  --------
        Property, plant and equipment, net                  $   9,394  $  7,437
                                                            =========  ========

(7)  ASSETS  HELD  FOR  SALE

     Under the Plan, the Company identified certain non-core assets (principally idle factories in non-core markets) where there were no current intentions to reactivate these facilities for future core operations. Management estimates the fair market value of these assets at June 27, 2003 and July 2, 2004 to be approximately $3.4 million and $2.9 million, respectively. The Company has reported these assets as Assets held for sale and is actively seeking to sell or lease these properties. The Company sold two non-core retail sales centers in fiscal 2002, two non-core manufacturing plants in fiscal 2003 and one non-core manufacturing plant in fiscal 2004. Subsequent to the fiscal year ended July 2, 2004, the Company sold a non-core manufacturing facility.

(8)  PREPAID EXPENSES, NOTES RECEIVABLE AND OTHER ASSETS

     A summary of other assets follows (in thousands):

                                                                JUNE 27,   JULY 2,
                                                                  2003       2004
                                                                ---------  --------
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .  $     304  $    517
Notes receivable . . . . . . . . . . . . . . . . . . . . . . .        513       274
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        405       328
                                                                ---------  --------

        Total. . . . . . . . . . . . . . . . . . . . . . . . .      1,222     1,119

Less current portion . . . . . . . . . . . . . . . . . . . . .        804       959
                                                                ---------  --------
      Prepaid expenses, notes receivable and other assets less
        current portion. . . . . . . . . . . . . . . . . . . .  $     418  $    160
                                                                =========  ========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  INCOME  TAXES

     The provision (benefit) for income taxes related to operations in the consolidated statements of operations is summarized below (in thousands):

                                      THREE MONTHS     NINE MONTHS      YEAR       YEAR
                                         ENDED            ENDED        ENDED       ENDED
                                     SEPTEMBER 29,      JUNE 28,      JUNE 27,    JULY 2,
                                          2001            2002          2003       2004
                                    ----------------  -------------  ----------  ---------
                                    PREDECESSOR CO.                 SUCCESSOR CO.
                                    ----------------  ------------------------------------
Federal-current expense (benefit).  $             --  $         --   $      --   $   (147)
Federal-deferred expense (benefit)                20           249         282


                                    ----------------  -------------  ----------  ---------
                                                  20           249         282       (147)
Income tax (provision) benefit
  from discontinued operations . .                --          (233)       (284)      (73 )
                                    ----------------  -------------  ----------  ---------
Provision (benefit) for income
  taxes. . . . . . . . . . . . . .  $             20  $         16   $      (2)  $   (220)
                                    ================  =============  ==========  =========

     The Company files a consolidated return for federal tax purposes; accordingly, taxes at statutory rates are computed based on earnings before earnings in affiliates and minority interests. The provision for income taxes related to operations varied from the amount computed by applying the U.S.
federal  statutory  rate  as  a  result  of  the  following:

                                    THREE MONTHS     NINE MONTHS      YEAR       YEAR
                                        ENDED           ENDED        ENDED       ENDED
                                    SEPTEMBER 29,     JUNE 28,      JUNE 27,    JULY 2,
                                        2001            2002          2003       2004
                                   ---------------  -------------  ----------  ---------
                                            PREDECESSOR CO.            SUCCESSOR CO.
                                   -----------------------------------------------------
Computed "expected" tax expense
  (benefit) . . . . . . . . . . .  $        6,667   $        473   $    (663)  $   (463)
Nondeductible restructuring cost.           7,779            489          --         --
Federal income tax refund                                                          (220)
Other, net. . . . . . . . . . . .           1,443            245         (21)      1197
Increase (decrease) in valuation
  allowance . . . . . . . . . . .         (15,869)          (958)        966       (661)
                                   ---------------  -------------  ----------  ---------
                                               20            249         282       (147)
Income tax (provision) benefit
  from discontinued operations. .              --           (233)       (284)       (73)
                                   ---------------  -------------  ----------  ---------
Provision (benefit) for income
  taxes . . . . . . . . . . . . .  $           20   $         16   $      (2)  $   (220)
                                   ===============  =============  ==========  =========

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

     During the year ended July 2, 2004, the Company received an income tax refund of $0.2 million.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                           JUNE 27,    JULY 2,
                                                             2003       2004
                                                          ----------  ---------
Current deferred tax assets:
  Uniform capitalization of interest . . . . . . . . . .  $      62   $     57
  Inventory reserve. . . . . . . . . . . . . . . . . . .        160        505
  Allowance for doubtful accounts. . . . . . . . . . . .        235         86
  Liabilities not deductible until paid. . . . . . . . .      2,034       1065
                                                          ----------  ---------
  Total before valuation allowance . . . . . . . . . . .      2,491      1,713
  Valuation allowance. . . . . . . . . . . . . . . . . .     (2,491)     (1713)
                                                          ----------  ---------
        Current deferred tax assets. . . . . . . . . . .  $      --   $     --
                                                          ==========  =========

Noncurrent deferred tax assets (liabilities):
  Goodwill amortization and write-offs . . . . . . . . .  $  12,940   $ 11,367
  Plant and equipment, principally due to differences in
    depreciation and estimated costs to dispose of
    manufacturing facilities . . . . . . . . . . . . . .      9,066      5,452
  Impairment of assets . . . . . . . . . . . . . . . . .         --         --
  Net operating loss carry forward . . . . . . . . . . .      5,468     10,772
                                                          ----------  ---------
  Total before valuation allowance . . . . . . . . . . .     27,474     27,591
  Valuation allowance. . . . . . . . . . . . . . . . . .    (27,474)   (27,591)
                                                          ----------  ---------
        Noncurrent deferred tax assets, net. . . . . . .  $      --   $     --
                                                          ==========  =========

     At July 2, 2004, the Company had a net operating loss carryforward of $30.8 million to offset future taxable income. The net operating loss carryforward will expire through June 2024.

     In assessing the realizability of deferred income tax assets, the Company considers whether that it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and the net operating loss become deductible. Due to the recent historical operating results of the Company, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through July 2, 2004 will be realized. Accordingly, the Company has recognized a full valuation allowance to reduce the net deferred tax asset to an amount that management believes will more likely than not be realized.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)  DISCONTINUED  OPERATIONS

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

                      YEAR ENDED   YEAR ENDED
                       JUNE 27,      JULY 2,
                         2003         2004
                      ----------- ------------
Total assets . . . .  $     2,911  $        --
                      ===========  ===========

Total liabilities. .  $     1,764  $        --
Shareholders' equity  $     1,147  $        --
                      ===========  ===========

Total revenues . . .  $    18,117  $    12,436
Net Income . . . . .  $       495  $       136
                      ===========  ===========


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

                      JUNE 27,    JULY 2,
                        2003       2004
                      ---------  ---------
Total assets . . . .  $   7,110  $     --
                      =========  =========

Total liabilities. .  $     191  $     --
Shareholders' equity  $   6,919  $     --
                      =========  =========

Total revenues . . .  $   3,119  $  1,584
Net income . . . . .  $   1,016  $   (298)
                      =========  =========

     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Former Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), a Company not affiliated with the Company. The Former Homestar Mortgage operated as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. In July 2003 the Company reached agreement with Home Loan to cease operations effective July 31, 2003.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Former Homestar Mortgage has ceased operations and liquidated all assets. The Company accounts for its investment in the Former Homestar Mortgage using the equity method. Summary of unaudited financial information for the Former Homestar Mortgage as of and for the period indicated, is as follows (in thousands):

                   JUNE 27,   JULY 2,
                     2003       2004
                   ---------  --------
Total assets. . .  $     263  $     --
                   =========  ========

Total liabilities  $       5  $     --
Owners' equity. .  $     258  $     --
                   =========  ========

Total revenues. .  $     544  $    137
Net income. . . .  $     195  $     17
                   =========  ========

     In March 2003, we invested $50 for a 49.5% interest in Humble Springs, LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with American Homestar. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and we agreed to provide for the cash needs of the venture (to a maximum of $547,000) in the form of additional capital contributions for which we will receive a preferred return upon completion of the development project. As of July 2, 2004 American Homestar has made additional capital contributions of approximately $329,000. In the event of a net cash loss to the partnership, the other partners have agreed to reimburse American Homestar for their proportionate share of the additional capital contributions and the accrued preferred return. Also under the terms of our partnership agreement we have the right, but not the obligation, to cure any loan defaults of the partnership. In such case, we would assume the other partners' ownership interests.

     By virtue of the other partners' guarantee of the partnership indebtedness, Humble Springs LTD is a variable interest entity. Given the proportional sharing of net cash losses, if any, based on ownership percentages, we are not the primary beneficiary of this variable interest entity. Accordingly, we use the equity method of accounting for our investment in Humble Springs. Summary unaudited financial information for Humble Springs, LTD, as of and for the periods indicated is as follows (in thousands):

                   JUNE 27,   JULY 2,
                     2003       2004
                   ---------  --------
Total assets. . .  $     783  $    817
                   =========  ========

Total liabilities  $     487  $    488
Owners' equity. .  $     296  $    329
                   =========  ========

Total revenues. .  $      --  $     --
Net income. . . .  $      --  $     --
                   =========  ========

     In January 2004, we invested $50 for a 49.5% interest in 114 Starwood Development, LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with American Homestar. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and we agreed to provide for the cash needs ot the venture (to a maximum of $500,000) in the form of additional capital contributions for which we will receive a preferred return upon completion of the development project. As of July 2, 2004 American Homestar has made additional capital contributions of approximately $499,000. In the event of a net cash loss to the partnership, the other partners have agreed to reimburse American Homestar for their proportionate share of the additional capital contributions and the accrued preferred return. Also under the terms of our partnership agreement we have the right, but not the obligation, to cure any loan defaults of the partnership. In such case, we would assume the other partners'

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ownership  interests.

     By virtue of the other partners' guarantee of the partnership indebtedness, 114 Starwood Development, LTD is a variable interest entity. Given the proportional sharing of net cash losses, if any, based on ownership percentages, we are not the primary beneficiary of this variable interest entity.
Accordingly, we use the equity method of accounting for our investment in Starwood. Summary unaudited financial information for 114 Starwood Development, LTD, as of and for the periods indicated is as follows (in thousands):

                    JUNE 27,    JULY 2,
                     2003        2004
                   ---------  ---------
Total assets. . .  $      --  $  3,142
                   =========  =========

Total liabilities  $      --  $  2,644
Owners' equity. .  $      --  $    498
                   =========  =========

Total revenues. .  $      --  $     82
Net income. . . .  $      --  $     (1)
                   =========  =========

     In April 2004, we invested $31,500 to provide one-half of the initial capitalization of a new entity also named American Homestar Mortgage, L.L.P. ("Homestar Mortgage") which is a joint venture that is owned 50% by us and 50% by Community Home Loan LLC, a company not affiliated with us. Homestar Mortgage is currently in the process of obtaining licenses necessary to operate as a mortgage broker/loan originator. The Company accounts for its investment in Homestar Mortgage using the equity method. Summary unaudited financial information for Homestar Mortgage, as of and for the periods indicated is as follows (in thousands):

                   JUNE 27,   JULY 2,
                     2003       2004
                   ---------  --------
Total assets. . .  $      --  $     63
                   =========  ========

Total liabilities  $      --  $     --
Owners' equity. .  $      --  $     63
                   =========  ========

Total revenues. .  $      --  $     --
Net income. . . .  $      --  $     --
                   =========  ========


(12) NOTES AND FLOORPLAN PAYABLE

     On October 3, 2001, the Company entered into a floorplan credit facility with Associates Housing Financial LLC ("Associates") to finance the purchase of its display models and inventory homes. The balance outstanding at June 27, 2003 was $6.8 million and the credit facility was paid in full and retired on March 30, 2004.

     On March 15, 2004 the Company received a commitment for a new inventory financing (floorplan) credit facility through 21st Mortgage Corporation. The total credit line is $15 million although maximum borrowings, at any time, are subject to a borrowing base calculation based on the age of the inventory used as collateral. Advances under this line bear interest at the greater of prime plus 1% per annum or 7% per annum. This credit facility is secured by some of the Company's new home inventory.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Amounts due under the floorplan credit facilities are as follow (in thousands):

                   JUNE 27,   JULY 2,
                     2003       2004
                   ---------  --------
Floorplan payable  $   6,826  $  1,430
                   =========  ========

     A summary of notes payable, all to non-financial institutions unless otherwise noted, with no covenants is as follows (in thousands):

                                                                            JUNE 27,   JULY 2,
                                                                              2003       2004
                                                                            ---------  --------
Notes payable in monthly installment, including interest of 10.0% due
  through August 2008; secured by real property. . . . . . . . . . . . . .        276         0
Note payable in monthly installments, including interest of 10.0% due
  through November 2010; secured by real property. . . . . . . . . . . . .        121       109
Note payable in monthly installments, including interest of 10.0%, due
  through September 2007; secured by real property . . . . . . . . . . . .         90         0
Note payable to an individual and a financial institution in monthly installments, including interest of 9.5%, due through July 2012; secured
  by real property . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85        96
                                                                            ---------  --------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     572  $    205
Less current installments. . . . . . . . . . . . . . . . . . . . . . . . .         70        18
                                                                            ---------  --------
        Notes payable, less current installments . . . . . . . . . . . . .  $     502  $    187
                                                                            =========  ========

     The aggregate maturities of notes payable for each of the five years and thereafter as of to July 2, 2004 are as follows (in thousands):


2005 . . . . . . . .  $ 18
2006 . . . . . . . .    20
2007 . . . . . . . .    22
2008 . . . . . . . .    24
2009 . . . . . . . .    27
Thereafter . . . . .    94
                      ----
                      $205
                      ====

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  Other  Current  Liabilities

     A summary of other current liabilities follows (in thousands):

                                                            JUNE 27,   JULY 2,
                                                              2003       2004
                                                            ---------  --------
Accrued salaries and benefits. . . . . . . . . . . . . . .  $     461  $    525
Other taxes. . . . . . . . . . . . . . . . . . . . . . . .        895       794
Accrued transport, installation and site improvement costs        671       895
Customer deposits. . . . . . . . . . . . . . . . . . . . .      1,083       633
Deferred income. . . . . . . . . . . . . . . . . . . . . .        598       440
Other current liabilities. . . . . . . . . . . . . . . . .        906     1,226
                                                            ---------  --------

        Total. . . . . . . . . . . . . . . . . . . . . . .  $   4,614  $  4,513
                                                            =========  ========

(14) STOCKHOLDERS' EQUITY

     Under the terms of the Plan, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. The Company has issued 10 million shares of Series C common stock and 67,600 shares of Series M common stock. The Company also has the authority to issue 7.5 million shares of Series M common stock to management, 100 shares of which had been issued as of June 28, 2002 and June 27, 2003; as of July 2, 2004 67,600 shares had been issued and 4,932,400 shares underlie options authorized under the Company's 2001 Management Incentive Program. At July 2, 2004, options for 4,874,900 shares were approved and granted at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of July 2, 2004, options for 67,500 shares had been exercised and options to purchase 1,155,600 additional shares were vested.

     Activity under the Stock Option Plan was as follows:

                                        WEIGHTED
                                         AVERAGE
                          OUTSTANDING   EXERCISE
                            OPTIONS       PRICE
Balance, June 30, 2001 .            0          --
  Granted under the plan    4,949,900   $    1.35
                          ------------  ---------
Balance, June 28, 2002 .    4,949,900        1.35
  Granted under the plan       50,000        1.35
  Canceled . . . . . . .     (100,000)       1.35
                          ------------  ---------
Balance, June 27, 2003 .    4,899,900        1.35
  Granted under the plan      327,500        1.35
  Canceled . . . . . . .     (285,000)       1.35
  Exercised. . . . . . .      (67,500)       1.35
                          ------------  ---------

Balance, July 2, 2004. .    4,874,900        1.35
                          ============  =========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company accounts for grants to employees and directors under the provisions of APB Opinion No. 25 and related interpretations. Had compensation expense for the Plan been determined based upon the fair value method as prescribed in SFAS No. 123, the net income (loss) would have changed to the following pro Forma amounts for the years ended June 28, 2002, June 27, 2003 and July 2, 2004, respectively.

                                                YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                 JUNE 28,      JUNE 27,      JULY 2,
                                                   2002          2003          2004
                                               ------------  ------------  ------------
Net income (loss), as reported. . . . . . . .  $     1,264   $    (1,814)  $    (1,148)
Deduct: total stock-based employee
  Compensation expense determined under
  fair value based method for all awards, net
  of related tax effects. . . . . . . . . . .         (255)         (174)         (272)
                                               ------------  ------------  ------------

Net income (loss), pro forma. . . . . . . . .  $     1,009   $    (1,988)  $    (1,420)
                                               ============  ============  ============

Earnings per share
  As reported . . . . . . . . . . . . . . . .  $      0.13   $     (0.18)  $     (0.12)
  Pro forma . . . . . . . . . . . . . . . . .         0.10         (0.20)        (0.14)

     At July 2, 2004, the Company had 4,874,900 stock options outstanding at an exercise price of $1.35 per share with a weighted average of 6.4 remaining years contractual life.

     The fair value of stock options granted in 2002, 2003 and 2004 were estimated on the date of grant using the "minimum value" method as the stock was not trading during the years ended June 28, 2002 and June 27, 2003. The
Company's common equity stock was restricted from trading through April 11, 2004. Since April 11, 2004, there have been very sporadic offers to buy or sell and only one trade of the Company's stock on the Over-the-Counter "pink sheets" exchange. The Company does not consider this very limited activity sufficient to set a value for the stock. The weighted average fair values and related assumptions were:

     Weighted average fair value . . . . . .   $  1.35
     Market interest rate. . . . . . . . . . .    4.35%

(15) RELATED PARTY BALANCES AND TRANSACTIONS

     MOAMCO Properties, Inc. (MOAMCO), an entity owned by the Company's Chief Executive Officer, owns and leases to the Company, under operating leases, land, improvements and buildings related to one sales centers at September 29, 2001 and two sales centers at June 28, 2002, June 27, 2003 and July 2, 2004. During the three months ended September 29, 2001, nine months ended June 28, 2002 and the years ended June 27, 2003 and July 2, 2004, the Company paid MOAMCO approximately $22,000, $67,000, $79,000 and $78,000, respectively, for these operating leases (see note 16).

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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     While repurchase activity is very sporadic and cyclical, the Company provides for anticipated repurchase loses. At June 27, 2003 and July 2, 2004, the Company was at risk to repurchase approximately $1.2 million and $1.2 million of manufactured homes respectively, and has provided for estimated net repurchase losses at approximately $0.2 million at June 27, 2003 and approximately $0.1 million at July 2, 2004.

LEGAL MATTERS

     On the Effective Date of the Plan, most pending claims were discharged and an injunction was issued barring any future claims arising from events that occurred prior to October 3, 2001. In a few cases, litigation has been reinstated solely for the purpose of determining the amount of a general unsecured claim against the Company or a claim to be paid by the Company's insurers. Since the Effective Date, there are no other pending legal proceedings, except for routine litigation incidental to the business, which management believes is not material to its business or financial condition.*

SAVINGS PLAN

     The Company has adopted the American Homestar Corporation 401(k) Retirement Plan (the "Savings Plan") whereby all employees of the Company who have completed six months of service and have reached the age of twenty and one-half are eligible to participate in the Savings Plan. A Plan Administrator appointed by the Company administers the Savings Plan. Eligible employees may contribute a portion of their annual compensation up to the legal maximum established by the Internal Revenue Service for each plan year. No employee contributions are invested in securities issued by the Company or its subsidiary companies. The Company has made no contributions to the Savings Plan in fiscal years 2002, 2003 or 2004.

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

LEASES

     The Company is obligated under various noncancelable operating lease agreements with varying monthly payments and varying expiration dates through March, 2007. Rental expense under operating leases for the three months ended September 29, 2001, the nine months ended June 28, 2002 and the years ended June 27, 2003 and July 2, 2004 were approximately $410,000, $1,472,000, $1,817,000 and  $2,074,000,  respectively.

     Aggregate annual rental payments due to independent and related parties, on future lease commitments at July 2, 2004 were as follows (in thousands):

                AMOUNTS DUE         AMOUNTS DUE     TOTAL LEASE
            INDEPENDENT PARTIES   RELATED PARTIES   COMMITMENTS
            --------------------  ----------------  ------------
2005 . . .  $              1,122  $             74  $      1,196
2006 . . .                   340                --           340
2007 . . .                    99                --            99
2008 . . .                    --                --            --
2009 . . .                    --                --            --
Thereafter                    --                --            --
            --------------------  ----------------  ------------
            $              1,561  $             74  $      1,635
            ====================  ================  ============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(17) BUSINESS SEGMENTS

     The Company operates primarily in three business segments - (i) retail sales; (ii) manufacturing; (iii) insurance; and (iv) corporate. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                                               ADJUSTMENTS/
                                            RETAIL   MANUFACTURING   INSURANCE    CORPORATE    ELIMINATIONS    TOTAL
                                           --------  --------------  ----------  -----------  --------------  --------
THREE MONTHS ENDED SEPTEMBER 29, 2001

Revenues from external customers. . . . .  $18,969   $        2,138  $    2,308  $      437   $          --   $23,852
Intersegment revenues . . . . . . . . . .       --            9,616          --          --          (9,616)       --
Interest expense. . . . . . . . . . . . .      214               --          --          --              --       214
Depreciation and amortization . . . . . .      445              274           1          28              --       748
Segment profit (loss) before income taxes
  and earnings inaffiliates . . . . . . .     (712)             356         196        (544)            344      (360)
Segment assets. . . . . . . . . . . . . .   32,810           26,676       2,568      40,146         (25,594)   76,606
Expenditures for segment assets . . . . .       --               42          --          34              --        76

NINE MONTHS ENDED JUNE 28, 2002

Revenues from external customers. . . . .  $58,022   $        6,212  $    5,040  $    1,401   $          --   $70,675
Intersegment revenues . . . . . . . . . .       --           33,059          --          --         (33,059)       --
Interest expense. . . . . . . . . . . . .      824                1          --          --              --       825
Depreciation and amortization . . . . . .      208              181           4          55              --       448
Segment profit (loss) before income taxes
  and earnings in a affiliates. . . . . .       48            3,368         753      (2,660)           (896)      613
Segment assets. . . . . . . . . . . . . .   35,749           27,020         832      60,359         (31,211)   92,749
Expenditures for segment assets . . . . .      113                6          --          36              --       155


YEAR  ENDED JUNE 27, 2003

Revenues from external customers. . . . .  $59,188   $       11,621  $    1,316  $    1,897   $          --   $74,022
Intersegment revenues . . . . . . . . . .        0           30,613          --          --         (30,613)       --
Interest expense. . . . . . . . . . . . .      955               --          --          --              --       955
Depreciation and amortization . . . . . .      292              245           8          97              --       642
Segment profit (loss) before income taxes
  and earnings in a affiliates. . . . . .   (2,834)           3,664         507      (3,772)           (238)   (2,674)
Segment assets. . . . . . . . . . . . . .   25,753           23,971       1,291      58,218         (38,297)   70,935
Expenditures for segment assets . . . . .      219               38          --         150              --       407


YEAR  ENDED  JULY 2, 2004

Revenues from external customers. . . . .  $55,815   $       13,292  $    1,516  $    1,786   $          --   $72,409
Intersegment revenues . . . . . . . . . .       --           28,065          --          --         (28,065)       --
Interest expense. . . . . . . . . . . . .      268               --          --          --              --       268
Depreciation and amortization . . . . . .      266              218           4          37              --       525
Segment profit (loss) before income taxes
  and earnings in a affiliates. . . . . .   (4,408)           4,801         647      (2,560)            157    (1,363)
Segment assets. . . . . . . . . . . . . .   18,983           23,466         874      49,520         (36,021)   56,822
Expenditures for segment assets . . . . .      323               49           6          16              --       394

     Intersegment revenues are primarily sales by the manufacturing segment to the retail segment and are transferred at market price. Earnings in affiliates in the consolidated statements of operations relates to the financial services segment. The adjustment to intersegment revenue is made to eliminate intercompany sales between the manufacturing and retail segments. The segment assets adjustment is primarily made up of an adjustment to eliminate subsidiary's equity at the corporate level and the elimination of intercompany receivables.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18)  SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended June 28, 2002, June 27, 2003 and July 2, 2004 (in thousands):

                                    FIRST         SECOND       THIRD        FOURTH
                                   QUARTER        QUARTER     QUARTER       QUARTER       TOTAL
                              -----------------  ---------  -----------  -------------  ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002                           PREDECESSOR CO.                 SUCCESSOR CO.
----------------------------  -----------------  ------------------------------------------------
  Revenues . . . . . . . . .  $      23,852      $ 26,132   $   21,668   $     22,875   $ 94,527
  Operating income (loss). .           (235)        1,026         (127)           294        958
  Net income (loss). . . . .        156,377 (1)       981         (104)           387    157,641
    Earnings (loss)  per
    share-basic and diluted             N/A      $   0.10   $    (0.01)  $       0.04   $   0.13 (2)


2003                                                      SUCCESSOR CO.
                              -------------------------------------------------------------------

  Revenues . . . . . . . . .  $      19,370      $ 17,104   $   21,066   $     16,482   $ 74,022
  Operating income (loss). .           (620)         (991)        (585)           114     (2,082)
  Net income (loss). . . . .           (455)       (1,169)        (455)           265     (1,814)
  Loss  per share-basic
    and diluted. . . . . . .  $       (0.05)     $  (0.12)  $    (0.05)  $       0.03   $  (0.18)

2004
  Revenues . . . . . . . . .  $      19,613      $ 15,513   $   17,107   $     20,176   $ 72,409
  Operating income (loss). .           (628)       (1,534)         355           (724)    (2,531)
  Net income (loss). . . . .           (627)         (910)         218            170     (1,148)
  Loss  per share-basic
    and diluted. . . . . . .  $       (0.06)     $  (0.09)  $     0.02   $       0.01   $  (0.12)

______________________
(1) Includes Fresh-Start adjustment gain of $19 million and extraordinary gain of $139 million related to debt forgiveness

(2)  Based  on  net  income of $1.3 million for nine month period ended June 28,
     2002

(19)  SUBSEQUENT  EVENTS

     In July 2004 the Company acquired 20,233 shares of Series C common stock previously issued to a general unsecured creditor as part of the resolution of a dispute. These shares are currently held in treasury. In addition, another Series C shareholder voluntarily returned 1,133 shares to the Company. Those shares were canceled.

     In July 2004 we sold our former manufacturing facility in Pendleton, Oregon (classified as assets held for sale) for $2.5 million. A gain of approximately $0.4 million was recognized on the sale of the facility.

            AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES                              SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                            ADDITIONS
                                           --------------------------------
                              BALANCE AT   CHARGED TO   CHARGED TO                         BALANCE AT
                               BEGINNING    COSTS AND      OTHER                             END OF
DESCRIPTION                      YEAR       EXPENSES     ACCOUNTS    OTHER    DEDUCTIONS      YEAR
-----------------------------------------  -----------  -----------  ------  ------------  -----------
Three months ended
  September 29, 2001
  Warranty and service costs  $     2,635  $       678  $        --  $   --  $     1,168   $     2,145
  Reorganization costs . . .  $     3,404  $        --  $        --  $   --  $     1,527   $     1,877

Nine months ended June 28,
  2002
  Warranty and service costs  $     2,145  $     2,016  $        --  $   --  $     2,343   $     1,818
  Reorganization costs . . .  $     1,877  $        --  $        --  $   --  $    (1,749)  $     3,626

Year ended June 27, 2003
  Warranty and service costs  $     1,818  $     2,024  $        --  $   --  $     1,893   $     1,687
  Reorganization costs . . .  $     3,626  $        --  $        --  $   --  $     2,357   $     1,269

Year ended July 2, 2004
  Warranty and service costs  $     1,687  $     1,820  $        --  $   --  $     1,786   $     1,653
  Reorganization costs . . .  $     1,269  $        --  $        --  $   --  $      (994)  $       275

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

   3.5  Charter for the Audit Committee of the Company, Amended and Restated as of April 20, 2004
        (Incorporated by reference to the Company's Proxy Statement filed on September 16, 2004)

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

  10.7  Non-Qualified Stock Option Agreement, effective as of October 3, 2002, by and between the Company and Jackie Holland(Incorporated by reference to the Company's Annual Report on Form 10-K filed on
        September 24, 2003)

 10.8*  Agreement of Limited Partnership of Humble Springs Ltd.

 10.9*  Agreement of Limited Partnership of 114 Starwood Development Ltd.


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

 21.1*  Subsidiaries of American Homestar Corporation


 31.1*  Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive
        Officer of the Company.

 31.2*  Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief
        Financial Officer

32.1**  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002 for Finis F. Teeter, Chief Executive Officer, and Craig A. Reynolds, Chief Financial
        Officer of the Company.


_____________
*    Filed herewith
**   Furnished herewith