Form 10-Q
period 2004-10-01
AMERICAN HOMESTAR CORP
filed 2004-11-09
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 1, 2004.


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of November 9, 2004 the registrant had 67,600 shares of Series M Common Stock, par value $.01 per share, and 9,978,634 shares of Series C Common Stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
                                                                              PAGE
                                                                              ----
Item 1.   Financial Statements

          Consolidated Statements of Operations
          for the three months ended October 1, 2004 and September 26, 2003.     2

          Consolidated Balance Sheets
          as of  October 1, 2004 and  July 2, 2004 . . . . . . . . . . . . .     3

          Consolidated Statements of Cash Flows
          for the three months ended October 1, 2004  and September 26, 2003     4

          Notes to Consolidated Financial Statements . . . . . . . . . . . .     5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .    14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . .    18

Item 4.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .    18

PART II - OTHER INFORMATION

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION) (UNAUDITED)


                                                                   THREE MONTHS    THREE MONTHS
                                                                      ENDED            ENDED
                                                                    OCTOBER 1,     SEPTEMBER 26,
                                                                       2004            2003
                                                                  --------------  ---------------
Revenues:
  Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      20,997   $       18,767
  Other revenues . . . . . . . . . . . . . . . . . . . . . . . .            871              846
                                                                  --------------  ---------------
      Total revenues . . . . . . . . . . . . . . . . . . . . . .         21,868           19,613

  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . .         15,290           12,988
                                                                  --------------  ---------------
      Gross profit . . . . . . . . . . . . . . . . . . . . . . .          6,578            6,625

  Selling, general and administrative. . . . . . . . . . . . . .          6,660            7,357
  Gain on sale of assets . . . . . . . . . . . . . . . . . . . .           (487)            (104)
                                                                  --------------  ---------------

      Operating income (loss). . . . . . . . . . . . . . . . . .            405             (628)

Interest expense . . . . . . . . . . . . . . . . . . . . . . . .            (38)            (101)

Other income . . . . . . . . . . . . . . . . . . . . . . . . . .             53               31
                                                                  --------------  ---------------
      Income (loss) before income taxes, earnings in affiliates
      and discontinued operations. . . . . . . . . . . . . . . .            420             (698)

  Income tax expense . . . . . . . . . . . . . . . . . . . . . .             --               --
  Loss in affiliates . . . . . . . . . . . . . . . . . . . . . .            (33)             (14)
                                                                  --------------  ---------------

       Income (loss) before discontinued operations. . . . . . .            387             (712)

  Discontinued operations, net of taxes and minority interests .             --               84
                                                                  --------------  ---------------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $         387   $         (628)
                                                                  ==============  ===============

Income (loss) per share - basic and diluted: . . . . . . . . . .  $        0.04   $        (0.06)
                                                                  ==============  ===============

Weighted average shares outstanding - basic and diluted: . . . .     10,046,934       10,000,100
                                                                  ==============  ===============

See accompanying notes to consolidated financial statements

                          AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                            OCTOBER 1,    JULY 2,
                                                                               2004        2004
                                                                           (UNAUDITED)   (AUDITED)
                                                                           ------------  ---------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $    17,114   $ 13,989
  Certificate of Deposit- pledged . . . . . . . . . . . . . . . . . . . .          500         --
  Accounts receivable - trade, less allowance for losses of $70 and $260
    respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,614      1,944
  Accounts receivable - other, net. . . . . . . . . . . . . . . . . . . .           75         66
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,369     28,470
  Prepaid expenses, notes receivable and other current assets . . . . . .        1,999        959
                                                                           ------------  ---------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .       48,671     45,428
                                                                           ------------  ---------

  Notes receivable and other assets . . . . . . . . . . . . . . . . . . .          355        160
  Investments in affiliates . . . . . . . . . . . . . . . . . . . . . . .          947        860
  Property, plant and equipment, net. . . . . . . . . . . . . . . . . . .        7,323      7,437
  Assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . . .          912      2,937
                                                                           ------------  ---------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    58,208   $ 56,822
                                                                           ============  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,458   $  1,430
   Current installments of notes payable. . . . . . . . . . . . . . . . .           18         18
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,001      1,173
  Warranty reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,638      1,653
  Accrued and other liabilities . . . . . . . . . . . . . . . . . . . . .        4,706      4,513
                                                                           ------------  ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .        9,821      8,787
                                                                           ------------  ---------

  Notes payable, less current installments. . . . . . . . . . . . . . . .          183        187
  Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .           --         --

SHAREHOLDERS' EQUITY
  Common stock series C, par value $0.01; 15,000,000 shares authorized,
     9,978,634 shares outstanding at October 1, 2004 and 10,000,000
     outstanding at July 2, 2004. . . . . . . . . . . . . . . . . . . . .          100        100
  Common stock series M, par value $0.01; 7,500,000 shares authorized,
     67,600 shares outstanding at October 1, 2004 and July 2, 2004.                  1          1
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .       49,445     49,445
   Treasury Stock, 20,233 shares at cost. . . . . . . . . . . . . . . . .          (30)        --
   Accumulated deficit since September 29, 2001 (accumulated deficit
     of $158 million eliminated at time of reorganization). . . . . . . .       (1,312)    (1,698)
                                                                           ------------  ---------
      Total shareholders' equity. . . . . . . . . . . . . . . . . . . . .       48,204     47,848
                                                                           ------------  ---------
      Total liabilities and shareholders' equity. . . . . . . . . . . . .  $    58,208   $ 56,822
                                                                           ============  =========

See accompanying notes to consolidated financial statements

                              AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (IN THOUSANDS) (UNAUDITED)


                                                                            THREE MONTHS    THREE MONTHS
                                                                               ENDED            ENDED
                                                                             OCTOBER 1,     SEPTEMBER 26,
                                                                                2004            2003
                                                                           --------------  ---------------
Cash flows from operations:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         387   $         (628)
  Adjustments to reconcile income (loss) to net cash used by operations:
    Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . . . .           (487)            (104)
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .            129              142
    Losses in affiliates. . . . . . . . . . . . . . . . . . . . . . . . .             33               14
    Change in assets and liabilities:
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,679)            (486)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,101             (727)
      Prepaid expenses, notes receivable and other current assets . . . .         (1,040)            (412)
      Notes receivable and other assets . . . . . . . . . . . . . . . . .           (195)              (4)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           (172)             (75)
      Accrued expenses and other liabilities. . . . . . . . . . . . . . .            177             (905)
      Change in assets of discontinued operations . . . . . . . . . . . .             --             (111)
                                                                           --------------  ---------------
        Net cash from (used for) operations . . . . . . . . . . . . . . .            254           (3,296)
                                                                           --------------  ---------------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment . . . . . . . . . .            255              375
  Proceeds from sale of assets held for sale. . . . . . . . . . . . . . .          2,428               --
  Purchases of property, plant and equipment. . . . . . . . . . . . . . .           (186)             (61)
  Investment in affiliate . . . . . . . . . . . . . . . . . . . . . . . .           (120)              (9)
                                                                           --------------  ---------------
        Net cash from investing activities  . . . . . . . . . . . . . . .          2,377              305
                                                                           --------------  ---------------
Cash flows from financing activities:
  Borrowings under floor plan payable . . . . . . . . . . . . . . . . . .          1,090            1,145
  Repayments of floor plan payable. . . . . . . . . . . . . . . . . . . .            (62)          (1,783)
  Principal payments of long-term debt  . . . . . . . . . . . . . . . . .             (4)              (3)
  Payment of, and other changes in, Plan obligations. . . . . . . . . . .             --           (1,318)
  Purchase treasury stock . . . . . . . . . . . . . . . . . . . . . . . .            (30)              --
  Change in restricted cash . . . . . . . . . . . . . . . . . . . . . . .           (500)           1,537
                                                                           --------------  ---------------
        Net cash from (used for) financing activities . . . . . . . . . .            494             (422)
                                                                           --------------  ---------------

  Net change in cash and cash equivalents . . . . . . . . . . . . . . . .          3,125           (3,413)
  Cash and cash equivalents at beginning of period. . . . . . . . . . . .         13,989           14,473
                                                                           --------------  ---------------

  Cash and cash equivalents at end of period. . . . . . . . . . . . . . .  $      17,114   $       11,060
                                                                           ==============  ===============

  Supplemental Cash Flow Information
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .  $          --   $           --
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .             36               96
                                                                           ==============  ===============

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

     The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements do not include certain financial and footnote information required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended July 2, 2004. Because of the seasonal nature of our business, results of operations for the three months ended October 1, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain amounts previously reported have been reclassified to conform to the fiscal 2005 presentation.

     On January 11, 2001, American Homestar Corporation and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Texas (the "Bankruptcy Court"). On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization of the Company and its subsidiaries (the "Plan of Reorganization"). All conditions to the effectiveness of the Plan of Reorganization were met and the Plan of Reorganization became effective on October 3, 2001 (the "Effective Date"). Upon our emergence from bankruptcy protection in October 2001, we adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh-Start Reporting") as promulgated by the AICPA. Accordingly, all of our assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, our accumulated deficit was eliminated and our capital structure was recast in conformity with the Plan of Reorganization. On June 22, 2004 the Bankruptcy Court entered an Order granting our Motion for Entry of Final Decrees, closing all of our Chapter 11 cases.

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

     Significant estimates were made to determine the following amounts reflected in our Consolidated Financial Statements:

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

     Manufacturing sales to independent dealers and subdivision developers are recognized as revenue when the following criteria are met:

     - there is a financial commitment acceptable to management (e.g., an approved floor plan source, cash or cashiers check received in advance or, a firm retail commitment from the dealer);
     -    the home is finished;
     -    the home is invoiced; and
     -    the home has been shipped.

     The Company also maintains used manufactured home inventory owned by outside parties and consigned to the Company, for which the Company recognizes a sales commission when payment for the used home is received.

     Other revenue includes revenue from our insurance agency, commissions from the sale of repossessed homes, income from the sale of wheels and axles and nominal other corporate income.

     Agency insurance commissions are recognized when received and acknowledged by the underwriter as due.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. FIN 46, Consolidation of Variable Interest Entities. A revised interpretation, FIN 46R, was issued in December 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is applicable to periods beginning after June 15, 2003. We have a minority interest in two joint ventures that, by virtue of the other partners' guarantee of the partnership indebtedness, are variable interest entities. We are not the primary beneficiary of these variable interest entities and, accordingly, we use the equity method of accounting for our investment in these ventures. The adoption of FIN 46R did not have a material effect on our financial position or results of operation.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)  INVENTORIES
     A summary of inventories, net of valuation reserves follows (in thousands):

                                   OCTOBER 1,   JULY 2,
                                      2004        2004
                                   -----------  --------
Manufactured homes:
  New . . . . . . . . . . . . . .  $    17,963  $ 19,872
  Used. . . . . . . . . . . . . .        1,414     1,445
Homesites:
  Land. . . . . . . . . . . . . .        1,200     1,405
  Improvements. . . . . . . . . .        1,841     2,488
Furniture and supplies. . . . . .          751       618
Raw materials and work-in-process        2,200     2,642
                                   -----------  --------
      Total . . . . . . . . . . .  $    25,369  $ 28,470
                                   ===========  ========

(3)  DEFERRED INCOME TAX ASSETS

     At July 2, 2004 The Company had deferred income tax assets of approximately $31 million which represents potential income tax savings as and if the Company generates future taxable income. At July 2, 2004 we provided a full valuation allowance as to these assets. The ultimate realization of these deferred income tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible and before our net operating loss carry-forward expires in 2024. Due to the most recent historical operating results of the Company, we are unable to conclude, on a more likely than not basis, that all deferred income tax assets will be realized. In addition, a significant change in ownership of our Series C common stock, during any three year period in the future, could severely impair these deferred income tax assets and/or severely limit our ability to realize them. Accordingly, we continue to recognize a full valuation allowance to reduce the net deferred income tax assets to an amount we believe will more likely than not be realized.

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

                       OCTOBER 1,       JULY 2,
                          2004            2004
                      -------------  --------------
Total assets . . . .  $          --  $           --
                      =============  ==============

Total liabilities. .  $          --  $           --
                      =============  ==============
Shareholders' equity  $          --  $           --
                      =============  ==============

                       THREE MONTHS   THREE MONTHS
                          ENDED          ENDED
                        OCTOBER 1,    SEPTEMBER 26,
                          2004            2003
                      -------------  --------------
Total revenues . . .  $          --  $        5,150
                      =============  ==============

Net income . . . . .  $          --  $          166
                      =============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)  INVESTMENT IN AFFILIATED COMPANIES

     In fiscal 2000, the Company invested $2.4 million to provide one-half of the initial capitalization of Homestar 21, LLC ("Homestar 21"), a joint venture owned 50% by the Company and 50% by 21st Mortgage, an entity not affiliated with the Company. Homestar 21 was a finance company that specialized in providing chattel and land/home financing to the Company's customers. The Company accounts for its investment in Homestar 21 using the equity method.

     On March 23, 2004, the Company and 21st Mortgage entered into an agreement to dissolve Homestar 21. As a liquidating distribution, the Company and 21st Mortgage each received approximately $3.2 million, which was slightly more than the carrying value of its investment. Concurrent with the dissolution of Homestar 21, the Company entered into an Origination Fee Agreement with 21st Mortgage that provides the Company the opportunity to earn origination fees on certain new loans in the future as the Company meets quarterly sales targets as to the sale of 21st Mortgage repossessions. Summary financial information for Homestar 21, derived from the unaudited financial statements of 21st Mortgage, as of and for the periods indicated, is as follows (in thousands):

                       OCTOBER 1,        JULY 2,
                          2004            2004
                      -------------  ---------------
Total assets . . . .  $          --  $           --
                      =============  ===============

Total liabilities. .             --              --
                      =============  ===============

Shareholders' equity  $          --  $           --
                      =============  ===============


                       THREE MONTHS   THREE MONTHS
                           ENDED          ENDED
                        OCTOBER 1,     SEPTEMBER 26,
                           2004           2003
                      -------------  ---------------
Total revenues . . .  $          --  $          601
                      =============  ===============

Net income . . . . .  $          --  $          (63)
                      =============  ===============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Former Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), an entity not affiliated with the Company. The Former Homestar Mortgage operated as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. The Company accounts for its investment in the Former Homestar Mortgage using the equity method. In July 2003 we reached agreement with Home Loan to cease operations effective July 31, 2003. Summary unaudited financial information for the Former Homestar Mortgage, as of and for the periods indicated, is as follows (in thousands):

                     OCTOBER 1,       JULY 2,
                       2004            2004
                   -------------  --------------
Total assets. . .  $          --  $           --
                   =============  ==============

Total liabilities  $          --  $           --
                   =============  ==============

Owners' equity. .  $          --  $           --
                   =============  ==============

                    THREE MONTHS   THREE MONTHS
                       ENDED          ENDED
                     OCTOBER 1,    SEPTEMBER 26,
                       2004           2003
                   -------------  --------------
Total revenues. .  $          --  $          147
                   =============  ==============

Net income. . . .  $          --  $           34
                   =============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In March 2003, the Company invested $50 for a 49.5% interest in Humble Springs, LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with the Company. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and the Company agreed to provide for the cash needs of the venture (to a maximum of $547,000) in the form of additional capital contributions for which the Company will receive a preferred return upon completion of the development project. As of October 1, 2004, American Homestar had contributed a total of $439,000. In the event of a new cash loss to the partnership, the other partners have agreed to reimburse American Homestar for their proportionate share of the additional capital contributions and the accrued preferred return. Also under the terms of the partnership agreement the Company has the right, but not the obligation, to cure any loan defaults of the partnership. In such case, the Company would assume the other partners' ownership interests.

     By virtue of the other partners' guarantee of the partnership indebtedness, Humble Springs, LTD is a variable interest entity. Given the proportional sharing of net cash losses, if any, based on ownership percentages, we are not the primary beneficiary of this variable interest entity. Accordingly, we use the equity method of accounting for our investment in Humble Springs. Summary unaudited financial information for Humble Springs, LTD, as of and for the periods indicated is as follows (in thousands):

                     OCTOBER 1,       JULY 2,
                       2004            2004
                   -------------  --------------
Total assets. . .  $         876  $          817
                   =============  ==============

Total liabilities  $         437  $          488
                   =============  ==============
Owners' equity. .  $         439  $          329
                   =============  ==============

                    THREE MONTHS   THREE MONTHS
                       ENDED          ENDED
                     OCTOBER 1,    SEPTEMBER 26,
                        2004           2003
                   -------------  --------------
Total revenues. .  $          --  $           --
                   =============  ==============

Net income. . . .  $          --  $           --
                   =============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In January 2004, we invested $50 for a 49.5% interest in 114 Starwood Development, LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with American Homestar. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and we agreed to provide for the cash needs of the venture (to a maximum of $500,000) in the form of additional capital contributions for which we will receive a preferred return upon completion of the development project. As of October 1, 2004 American Homestar has made additional capital contributions of approximately $499,000. In the event of a net cash loss to the partnership, the other partners have agreed to reimburse American Homestar for their proportionate share of the additional capital contributions and the accrued preferred return. Also under the terms of our partnership agreement we have the right, but not the obligation, to cure any loan defaults of the partnership. In such case, we would assume the other partners' ownership interests.

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

                      OCTOBER 1,       JULY 2,
                        2004            2004
                   --------------  --------------
Total assets. . .  $       3,636   $        3,142
                   ==============  ==============

Total liabilities  $       3,204   $        2,644
                   ==============  ==============
Owners' equity. .  $         432   $          498
                   ==============  ==============

                    THREE MONTHS    THREE MONTHS
                        ENDED          ENDED
                     OCTOBER 1,     SEPTEMBER 26,
                        2004           2003
Total revenues. .  $          59   $           --
                   ==============  ==============
Net income. . . .  $         (66)  $           --
                   ==============  ==============

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

                    OCTOBER 1,   JULY 2,
                      2004        2004
                   -----------  --------
Total assets. . .  $        63  $     63
                   ===========  ========

Total liabilities  $        --  $     --
                   ===========  ========
Owners' equity. .  $        63  $     63
                   ===========  ========

Total revenues. .  $        --  $     --
                   ===========  ========
Net income. . . .  $        --  $     --
                   ===========  ========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(6)  NOTES AND FLOOR PLAN PAYABLE

     On March 15, 2004 the Company received a commitment for an inventory financing (floorplan) credit facility through 21st Mortgage Corporation. The balance outstanding at October 1, 2004 was $2.5 million and the balance at July 2, 2004 was $1.4 million. The total credit line is $15 million although maximum borrowings, at any time, are subject to a borrowing base calculation based on the age of the inventory used as collateral. Advances under this line bear interest at the greater of prime plus 1% per annum or 7% per annum. This credit facility is secured by some of the Company's new home inventory and display models

(7)  SHAREHOLDERS' EQUITY AND PRO-FORMA EARNINGS PER SHARE

     Under the terms of the Plan of Reorganization, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of October 1, 2004 the Company has issued 10 million shares of Series C common stock (some of which was subsequently canceled or acquired by the Company) and 67,600 shares of Series M common stock. The Company has the authority to issue 7.5 million shares of Series M common stock to management; as of October 1, 2004 67,600 shares had been issued and 4,932,400 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of October 1, 2004, there are options outstanding to purchase 4,864,900 shares of Series M common stock at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of October 1, 2004, options for 67,500 shares had been exercised and options to purchase 1,150,600 additional shares were vested.

     We account for grants to employees and directors under the provisions of APB Opinion No. 25 and related interpretations. Had compensation expense for the Plan of Reorganization been determined based upon the fair value method as prescribed in SFAS No. 123, the loss would have changed to the following pro forma amounts for the three months ended October 1, 2004 and September 26, 2003, respectively.

                                                        THREE MONTHS    THREE MONTHS
                                                           ENDED            ENDED
                                                         OCTOBER 1,     SEPTEMBER 26,
                                                            2004            2003
                                                       --------------  ---------------
Net income (loss) as reported . . . . . . . . . . . .  $         387   $         (628)
Deduct: total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects            (61)             (39)
                                                       --------------  ---------------

Net income (loss), pro forma. . . . . . . . . . . . .  $         326   $         (667)
                                                       ==============  ===============

Income (loss) per share
    As reported . . . . . . . . . . . . . . . . . . .  $        0.04   $        (0.06)
                                                       ==============  ===============

    Pro forma . . . . . . . . . . . . . . . . . . . .  $        0.03   $        (0.07)
                                                       ==============  ===============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(8)  BUSINESS SEGMENTS

     The Company operates primarily in four business segments-(i) retail; (ii) manufacturing; (iii) insurance; and (iv) corporate. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                                                ADJUSTMENTS/
                                             RETAIL   MANUFACTURING   INSURANCE    CORPORATE    ELIMINATIONS    TOTAL
                                            --------  --------------  ----------  -----------  --------------  --------
THREE MONTHS ENDED OCTOBER 1, 2004

Revenues from external customers . . . . .  $15,189   $        6,273  $      390  $       16   $          --   $21,868
Intersegment revenues. . . . . . . . . . .       --            6,005          --          --          (6,005)       --
Interest expense . . . . . . . . . . . . .       38               --          --          --              --        38
Depreciation and amortization. . . . . . .       70               49           1           9              --       129
Segment profit (loss) before income taxes
  and earnings in affiliates . . . . . . .     (658)           1,266         169        (522)            165       420
Segment assets . . . . . . . . . . . . . .   19,591           22,631       1,065      51,719         (36,798)   58,208
Expenditures for segment assets. . . . . .      109               54          --          23              --       186



THREE MONTHS ENDED SEPTEMBER 26, 2003

Revenues from external customers . . . . .  $16,351   $        2,899  $      355  $        8   $          --   $19,613
Intersegment revenues. . . . . . . . . . .       --            7,649          --          --          (7,649)       --
Interest expense . . . . . . . . . . . . .      101               --          --          --              --       101
Depreciation and amortization. . . . . . .       67               63           1          11              --       142
Segment profit (loss) before income taxes,
  earnings in affiliates and discontinued
  operations . . . . . . . . . . . . . . .     (720)             823         147        (998)             50      (698)
Segment assets . . . . . . . . . . . . . .   24,334           24,306         442      55,179         (36,692)   67,569
Expenditures for segment assets. . . . . .       37               20           4          --              --        61


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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the reasonable beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "intend," "estimate," "expect," "will," and "should" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties regarding forward-looking statements include the following items:

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

     - Failure to comply with laws or regulations applicable to or affecting us.

     -    Failure  to  meet  the requirements of the Sarbanes-Oxley Act of 2002.

OVERVIEW:

     American Homestar is a regional vertically integrated manufactured housing company with operations in manufacturing, retailing, home financing and insurance. Our principal operations are located in Texas, although we also sell our products in neighboring states. We manufacture a wide variety of manufactured homes from our two manufacturing facilities. A third leased manufacturing facility is primarily engaged in refurbishing manufactured homes obtained through lender repossessions. We also operate 30 retail sales centers in Texas, Louisiana and Oklahoma and maintain a marketing presence in approximately 37 additional manufactured housing communities where we display homes that are ready for sale and occupancy ("spec homes") and model homes, although we do not have an on-site sales office. We also distribute homes through approximately 96 independent retailers and developers located in five states. In addition, we operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. We also have a 50% interest in a mortgage brokerage business that is currently in the process of obtaining licenses necessary to operate as a mortgage broker/loan originator. We have also aligned with several subdivision developers to meet an emerging market segment in our core Southwest market region and to gain greater market share. We believe that our regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow us to be more successful, over time, than would otherwise be the case.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS  OF  OPERATIONS

     The following table summarizes certain key sales and operating statistics for the periods:

                                                            THREE MONTHS    THREE MONTHS
                                                                ENDED          ENDED
                                                             OCTOBER 1,    SEPTEMBER 26,
                                                                2004            2003
                                                            -------------  --------------
Company-manufactured new homes sold at retail:
    Single section . . . . . . . . . . . . . . . . . . . .             78              49
    Multi-section. . . . . . . . . . . . . . . . . . . . .            164             212
                                                            -------------  --------------
Total new homes sold at retail . . . . . . . . . . . . . .            242             261
Previously-owned homes sold at retail. . . . . . . . . . .            115             102
Average retail selling price - new homes, excluding land:
    Single section . . . . . . . . . . . . . . . . . . . .  $      29,214  $       31,273
    Multi-section. . . . . . . . . . . . . . . . . . . . .  $      68,700  $       64,338
Company-operated retail centers and community
  sales offices at end of period . . . . . . . . . . . . .             30              35
Total manufacturing shipments (homes). . . . . . . . . . .            335             307
Manufacturing shipments to independent retail
  sales centers and developers (homes) . . . . . . . . . .            164              78

     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                            THREE MONTHS    THREE MONTHS
                                                                ENDED          ENDED
                                                             OCTOBER 1,    SEPTEMBER 26,
                                                                2004            2003
                                                            -------------  --------------
Total revenues . . . . . . . . . . . . . . . . . . . . . .         100.0%          100.0%
Gross profit . . . . . . . . . . . . . . . . . . . . . . .          30.1%           33.8%
Selling, general and administrative expenses . . . . . . .          30.5%           37.5%
Operating income (loss). . . . . . . . . . . . . . . . . .           1.9%          (3.2%)
Income (loss) before income taxes, earnings in affiliates
    and discontinued operations. . . . . . . . . . . . . .           1.9%          (3.6%)
Net income (loss). . . . . . . . . . . . . . . . . . . . .           1.8%          (3.2%)


THREE MONTHS ENDED OCTOBER 1, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 2003

      Net Sales. Net sales of manufactured homes were $21.0 million for the three months ended October 1, 2004, compared to $18.8 million for the three months ended September 26, 2003. The 12% increase in net sales was as a result of an increase in manufacturing wholesale shipments to independent dealers and developers. The increase in manufacturing sales was partially offset by a decline in retail home sales.

     Retail sales declined $1.1 million (or 7%) for the three months ended October 1, 2004, compared to the three months ended September 26, 2003. New home sales declined to 242 homes for the three months ended October 1, 2004 from 261 homes for the three months ended September 26, 2003. Retail same store sales declined 4.7%. While no stores were closed in the current quarter, management continues to monitor all stores to ensure that sales are at or above pre-determined minimum acceptable levels.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Manufacturing division sales to independent dealers and developers were $6.3 million in the three-month period ended October 1, 2004, compared to $2.9 million in the three-month period ended September 26, 2003. The increase in manufacturing sales in the current quarter was largely attributable to homes produced for a large subdivision project.

     Other Revenues. Other revenues, principally commissions from the sale of insurance and lender repossessions, were $0.9 million for the three months ended October 1, 2004, compared to $0.8 million for the three months ended September 26, 2003.

     Cost of Sales. Cost of sales was $15.3 million (or 70% of revenues) for the three months ended October 1, 2004, compared to $13.0 million (or 66% of revenues) for the three months ended September 26, 2003.

     Cost of sales for homes sold at retail increased to 73% of retail revenues for the three months ended October 1, 2004, compared to 71% of retail revenues for the three months ended September 26, 2003. This increase in retail cost of sales was due in part to the liquidation of older single section homes at cost. In addition, we experienced increased homesite construction cost overruns in the current quarter when compared with the same quarter last year.

     Cost of sales for homes sold to independent dealers and subdivision developers (expressed as a percentage of manufacturing revenues) for the three months ended October 1, 2004 was 84% compared to 86% for the three months ended September 26, 2003. This decrease was primarily attributable to volume leverage against fixed manufacturing costs. During the current quarter increases in the costs of building materials were offset by improvements in direct labor efficiencies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.7 million (or 31% of revenues) in the three months ended October 1, 2004, compared to $7.4 million (or 38% of revenues) in the three months ended September 26, 2003. The decrease is primarily attributable to a reduction of fixed costs, as the result of five fewer retail sales centers and to lower retail variable selling expenses due to lower retail sales.

     Gain on Sale of Assets. Gain on sale of assets was $0.5 million for the three months ended October 1, 2004 primarily as a result of selling a former manufacturing plant (classified as assets held for sale) for $2.4 million.

     Interest Expense. Interest expense was $38,000 for the three months ended October 1, 2004, compared to $101,000 for the three months ended September 26, 2003. The decrease was attributable to the significant reduction of the inventory-related (floorplan) debt from $6.2 million at September 26, 2003 to $2.5 million at October 1, 2004.

     Other Income. Other income, primarily interest income, was $53,000 for the three months ended October 1, 2004 compared to $31,000 for the three months ended September 26, 2003.

     Income Taxes. No provision for income taxes is required because the company has a large net operating loss carryforward.

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was a loss of $31,000 for the three months ended September 26, 2003. On March 23, 2004, the Company and its partner in the venture, 21st Mortgage dissolved and liquidated Homestar 21. In the quarter ended September 26, 2003 our 50% share in the after tax earnings of the Former Homestar Mortgage was $17,000; The Former Homestar Mortgage had no earnings for the three months ended October 1, 2004, as it ceased operations effective July 31, 2003.

     Our 49.5% share in the earnings of 114 Starwood LLP was a loss of $33,000. Starwood had no earnings for the three months ended September 26, 2003 as the Company did not invest in Starwood until January 2004.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Discontinued Operations: .We sold our 51% interest in Roadmasters, a transportation company, during the year ended July 2, 2004. Operating results for the three months ended September 26, 2003 are now reported as discontinued operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At October 1, 2004, we had unrestricted operating cash and cash equivalents of $17.1 million.

     During the three months ended October 1, 2004, operating cash increased by $3.1 million. Principal sources of cash were $3.1 million from the sale of excess inventory (both subdivision "spec" and retail center display models), $2.4 million from the sale of idle assets and $1.1 million from borrowings under our floorplan credit facility. Principal uses of cash during the quarter were a $1.7 million investment in receivables relating to the supply of homes to a large subdivision project and a $1.0 million prepayment of annual premiums relating to our property, casualty and general liability insurance. We also purchased a $0.5 million certificate of deposit which was pledged to our bank as collateral for a one-year irrevocable letter of credit.

     The balance outstanding at October 1, 2004 under the floor plan credit facility with 21st Mortgage was at our targeted level of $2.5 million. While we do not presently require these funds, we wanted to activate the credit facility. This revolving line carries an annual interest rate of the greater of prime plus 1% per annum or 7% per annum. This credit facility is secured by some of the Company's new home inventory and display models.

     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources pursuant to which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, we provide for anticipated repurchase losses. At October 1, 2004, we were at risk to repurchase approximately $1.7 million of manufactured homes and we have provided for estimated net repurchase losses of approximately $0.1 million.

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

     For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it. Based on the current level of variable-rate debt, each one percentage point increase (or decrease) in interest rates occurring on the first day of the year would result in an increase (or decrease) in interest expense for the coming year of approximately $25,000.

     Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We do not believe that future market interest rate risks related to our marketable investments or debt obligations will have a material impact on the Company or the results of our future operations.

     We do not hold any financial instruments for trading purposes.

ITEM  4.  CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of October 1, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

PART II - OTHER INFORMATION


ITEM  6.  EXHIBITS

(a)  The following exhibits are filed as part of this report:

Exhibit  No.                    Description
--------------------------------------------------------------------------------

10.1      21st  Mortgage  Floorplan  Agreement  and  Guaranty.

31.1 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive Officer of the Company.

31.2 Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Craig A. Reynolds, Chief Financial Officer.

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

                                   AMERICAN HOMESTAR CORPORATION

     Date: November 9, 2004        By: /s/ Craig A. Reynolds
                                       ------------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT  NO.                        DESCRIPTION
------------   -----------------------------------------------------------------

10.1           21st  Mortgage  Floorplan  Agreement  and  Guaranty.

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