Form 10-Q
period 2004-12-31
AMERICAN HOMESTAR CORP
filed 2005-02-02
CIK 922812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of February 2, 2005 the registrant had 67,600 shares of Series M Common Stock, par value $.01 per share, and 6,652,778 shares of Series C Common Stock, par value $.01 per share, outstanding.

FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
Item 1.    Financial Statements

           Consolidated Statements of Operations for the three months
           and six months ended December 31, 2004 and December 26, 2003 . . .   2

           Consolidated Balance Sheets
           as of December 31, 2004 and July 2, 2004 . . . . . . . . . . . . .   3

           Consolidated Statements of Cash Flows
           for the six months ended December 31, 2004 and December 26, 2003 .   4

           Notes to Consolidated Financial Statements . . . . . . . . . . . .   5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk . . . .  22

Item 4.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  22

PART II -  OTHER INFORMATION

Item 2,    Unregistered Sales of Equity Securities and Use of Proceeds. . . .  23

Item 4.    Submission of Matters to a Vote of Security Holders. . . . . . . .  23

Item 6.    Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

                                                            PART I
                                                    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                       AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION) (UNAUDITED)


                                                               THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                                  ENDED           ENDED           ENDED           ENDED
                                                               DECEMBER 31,    DECEMBER 26,    DECEMBER 31,    DECEMBER 26,
                                                                   2004            2003            2004            2003
                                                              --------------  --------------  --------------  --------------
Revenues:
  Net sales. . . . . . . . . . . . . . . . . . . . . . . . .  $      16,283   $      14,756   $      37,280   $      33,522
  Other revenues . . . . . . . . . . . . . . . . . . . . . .            697             757           1,568           1,604
                                                              --------------  --------------  --------------  --------------
    Total revenues . . . . . . . . . . . . . . . . . . . . .         16,980          15,513          38,848          35,126

Cost of sales  Cost of sales . . . . . . . . . . . . . . . .         12,124          10,399          27,414          23,386
                                                              --------------  --------------  --------------  --------------
    Gross profit . . . . . . . . . . . . . . . . . . . . . .          4,856           5,114          11,434          11,740

Selling, general and administrative. . . . . . . . . . . . .          6,213           6,652          12,873          14,010
Gain on sale of assets . . . . . . . . . . . . . . . . . . .              -               3             487             107
                                                              --------------  --------------  --------------  --------------

    Operating loss . . . . . . . . . . . . . . . . . . . . .         (1,357)         (1,535)           (952)         (2,163)

Interest expense . . . . . . . . . . . . . . . . . . . . . .            (41)           (100)            (79)           (201)
Other income . . . . . . . . . . . . . . . . . . . . . . . .            170             452             223             483
                                                              --------------  --------------  --------------  --------------
    Loss before income taxes, earnings in
    affiliates and discontinued operations . . . . . . . . .         (1,228)         (1,183)           (808)         (1,881)

Income tax expense (benefit) . . . . . . . . . . . . . . . .              -            (220)              -            (220)
Earnings (loss) in affiliates. . . . . . . . . . . . . . . .            (29)              -             (63)            (15)
                                                              --------------  --------------  --------------  --------------

    Income (loss) before discontinued
    operations . . . . . . . . . . . . . . . . . . . . . . .         (1,257)           (963)           (871)         (1,676)

Discontinued operations, net of taxes and minority interest.              -              55               -             140
                                                              --------------  --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (1,257)  $        (908)  $        (871)  $      (1,536)
                                                              ==============  ==============  ==============  ==============

Loss per share - basic and diluted:. . . . . . . . . . . . .  $       (0.13)  $       (0.09)  $       (0.09)  $       (0.15)
                                                              ==============  ==============  ==============  ==============

Weighted average shares outstanding - basic and
    diluted: . . . . . . . . . . . . . . . . . . . . . . . .      9,820,755      10,000,100       9,934,434      10,000,100
                                                              ==============  ==============  ==============  ==============

See accompanying notes to consolidated financial statements

                           AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT FOR SHARE INFORMATION)


                                                                           DECEMBER 31,    JULY 2,
                                                                               2004          2004
                                                                           (UNAUDITED)    (AUDITED)
                                                                          --------------  ----------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $      14,277   $  13,989
  Certificate of Deposit- pledged. . . . . . . . . . . . . . . . . . . .            502          --
  Accounts receivable - trade, less allowance for losses of $60 and $70
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,031       1,944
  Accounts receivable - other, net . . . . . . . . . . . . . . . . . . .            133          66
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,532      28,470
  Prepaid expenses, notes receivable and other current assets. . . . . .          2,172         959
                                                                          --------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .         44,647      45,428
                                                                          --------------  ----------

  Notes receivable and other assets. . . . . . . . . . . . . . . . . . .            365         160
  Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . .            922         860
  Property, plant and equipment, net . . . . . . . . . . . . . . . . . .          7,404       7,437
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . .            912       2,937
                                                                          --------------  ----------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      54,250   $  56,822
                                                                          ==============  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Floor plan payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $       2,283   $   1,430
  Current installments of notes payable. . . . . . . . . . . . . . . . .              5          18
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            934       1,173
  Warranty reserve . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,621       1,653
  Accrued and other liabilities. . . . . . . . . . . . . . . . . . . . .          3,665       4,513
                                                                          --------------  ----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .          8,508       8,787
                                                                          --------------  ----------

  Notes payable, less current installments . . . . . . . . . . . . . . .             88         187
  Commitments and contingencies. . . . . . . . . . . . . . . . . . . . .             --          --

SHAREHOLDERS' EQUITY
  Common stock series C, par value $0.01; 15,000,000 shares authorized,
    7,926,775 shares outstanding at December 31, 2004 and
    10,000,000 shares outstanding at July 2, 2004. . . . . . . . . . . .            100         100
  Common stock series M, par value $0.01; 7,500,000 shares authorized,
    67,600 shares outstanding  at December 31, 2004 and July 2, 2004 . .              1           1
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         49,445      49,445
  Treasury Stock, at cost, 2,072,092 shares. . . . . . . . . . . . . . .         (1,323)         --
  Accumulated deficit since September 29, 2001 (accumulated deficit of
    $158 million eliminated at time of reorganization) . . . . . . . . .         (2,569)     (1,698)
                                                                          --------------  ----------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . .         45,654      47,848
                                                                          --------------  ----------
      Total liabilities and shareholders' equity . . . . . . . . . . . .  $      54,250   $  56,822
                                                                          ==============  ==========

See  accompanying  notes  to  consolidated  financial  statements

                           AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN THOUSANDS) (UNAUDITED)


                                                                       SIX MONTHS      SIX MONTHS
                                                                         ENDED           ENDED
                                                                      DECEMBER 31,    DECEMBER 26,
                                                                          2004            2003
                                                                     --------------  --------------
Cash flows from operations:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (871)  $      (1,536)
  Adjustments to reconcile net loss to net cash used by operations:
    Gain on sale of assets. . . . . . . . . . . . . . . . . . . . .           (487)           (107)
    Depreciation and amortization . . . . . . . . . . . . . . . . .            265             261
    Losses in affiliates. . . . . . . . . . . . . . . . . . . . . .             62              16
    Change in assets and liabilities:
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . .           (154)            106
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          2,938          (1,222)
      Prepaid expenses, notes receivable and other current assets .         (1,214)            (19)
      Notes receivable and other assets . . . . . . . . . . . . . .           (205)            (85)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           (239)            250
      Accrued expenses and other liabilities. . . . . . . . . . . .           (879)         (1,534)
      Change in assets of discontinued operation. . . . . . . . . .              -            (268)
                                                                     --------------  --------------
        Net cash used for operations. . . . . . . . . . . . . . . .           (784)         (4,138)
                                                                     --------------  --------------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment . . . . . . .            255             412
  Proceeds from sale of assets held for sale. . . . . . . . . . . .          2,428               -
  Purchases of property, plant and equipment. . . . . . . . . . . .           (403)           (126)
  Dividend from unconsolidated affiliate. . . . . . . . . . . . . .              -              95
  Net return of investment in affiliate . . . . . . . . . . . . . .           (124)            121
                                                                     --------------  --------------
        Net cash from investing activities. . . . . . . . . . . . .          2,156             502
                                                                     --------------  --------------
Cash flows from financing activities:
  Borrowings under floor plan payable . . . . . . . . . . . . . . .          1,089           3,545
  Repayments of floor plan payable. . . . . . . . . . . . . . . . .           (236)         (4,600)
  Principal payments of long-term debt. . . . . . . . . . . . . . .           (112)           (115)
    Payment of, and other changes in, plan obligations. . . . . . .              -          (1,466)
  Purchase treasury stock . . . . . . . . . . . . . . . . . . . . .         (1,323)              -
  Change in restricted cash . . . . . . . . . . . . . . . . . . . .           (502)          1,599
                                                                     --------------  --------------
        Net cash used for financing activities. . . . . . . . . . .         (1,084)         (1,037)
                                                                     --------------  --------------

  Net change in cash and cash equivalents . . . . . . . . . . . . .            288          (4,673)
  Cash and cash equivalents at beginning of period. . . . . . . . .         13,989          14,473
                                                                     --------------  --------------

  Cash and cash equivalents at end of period. . . . . . . . . . . .  $      14,277   $       9,800
                                                                     ==============  ==============

  Supplemental Cash Flow Information
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .  $           -   $          80
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .             87             182
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

     The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements do not include certain financial and footnote information required by generally accepted accounting principles for complete financial statements and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended July 2, 2004. Because of the seasonal nature of our business, results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. Certain amounts previously reported have been reclassified to conform to the fiscal 2004 presentation.

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


(2)  INVENTORIES

     A summary of inventories, net of valuation reserves follows (in thousands):

                                   DECEMBER 31,   JULY  2,
                                       2004         2004
                                   -------------  ---------
Manufactured homes:
  New . . . . . . . . . . . . . .  $      18,217  $  19,872
  Used. . . . . . . . . . . . . .          1,248      1,445
Homesites:
  Land. . . . . . . . . . . . . .          1,294      1,405
  Improvements. . . . . . . . . .          1,944      2,488
Furniture and supplies. . . . . .            246        618
Raw materials and work-in-process          2,583      2,642
                                   -------------  ---------

      Total . . . . . . . . . . .  $      25,532  $  28,470
                                   =============  =========

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(3)  DEFERRED INCOME TAX ASSETS

     At July 2, 2004, the Company had deferred income tax assets of approximately $31 million which represents potential income tax savings as and if the Company generates future taxable income. At July 2, 2004 we provided a full valuation allowance as to these assets. The ultimate realization of these deferred income tax assets depends upon the generation of future taxable income during the periods in which temporary differences become deductible and before our net operating loss carry-forward expires in 2024. Due to the most recent historical operating results of the Company, we are unable to conclude, on a more likely than not basis, that all deferred income tax assets will be realized. In addition, a significant change in ownership of our Series C common stock, during any three year period in the future, could severely impair these deferred income tax assets and/or severely limit our ability to realize them. Accordingly, we continue to recognize a full valuation allowance to reduce the net deferred income tax assets to an amount we believe will more likely than not be realized.


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

                      DECEMBER 31,   JULY 2,
                          2004         2004
                      -------------  --------
Total assets . . . .  $          --  $     --
                      =============  ========

Total liabilities. .  $          --  $     --
                      =============  ========
Shareholders' equity  $          --  $     --
                      =============  ========

                THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                    ENDED          ENDED          ENDED          ENDED
                DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
                    2004           2003           2004           2003
                -------------  -------------  -------------  -------------
Total revenues  $          --  $       4,507  $          --  $       9,657
                =============  =============  =============  =============

Net income . .  $          --  $         108  $          --  $         275
                =============  =============  =============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5)   Investment  in  Affiliated  Companies

     In fiscal 2000, the Company invested $2.4 million to provide one-half of the initial capitalization of Homestar 21, LLC ("Homestar 21"), a joint venture owned 50% by the Company and 50% by 21st Mortgage, an entity not affiliated with the Company. Homestar 21 was a finance company that specialized in providing chattel and land/home financing to the Company's customers.

     On March 23, 2004, the Company and 21st Mortgage entered into an agreement to dissolve Homestar 21. As a liquidating distribution, the Company and 21st Mortgage each received approximately $3.2 million, which was slightly more than the carrying value of its investment. The Company accounts for its former investment in Homestar 21 using the equity method.

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

                      DECEMBER 31,   JULY 2,
                          2004         2004
                      -------------  --------
Total assets . . . .  $          --  $     --
                      =============  ========

Total liabilities. .             --        --
                      =============  ========

Shareholders' equity  $          --  $     --
                      =============  ========

                THREE MONTHS   THREE MONTHS    SIX MONTHS      SIX MONTHS
                    ENDED          ENDED          ENDED          ENDED
                DECEMBER 31,   DECEMBER 26,   DECEMBER 31,    DECEMBER 26,
                    2004           2003           2004            2003
                -------------  -------------  -------------  --------------
Total revenues  $          --  $         527  $          --  $       1,128
                =============  =============  =============  ==============

Net income . .  $          --  $          17  $          --  $         (46)
                =============  =============  =============  ==============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In May 2002, the Company invested $31,500 to provide one-half of the initial capitalization of American Homestar Mortgage, L.P. ("Former Homestar Mortgage"), a joint venture owned 50% by the Company and 50% by Home Loan Corporation ("Home Loan"), an entity not affiliated with the Company. The Former Homestar Mortgage operated as a mortgage broker/loan originator for ultimate placement with Home Loan and other mortgage banks. The Company accounts for its former investment in the Former Homestar Mortgage using the equity method. In July 2003 we reached agreement with Home Loan to cease operations effective July 31, 2003. Summary unaudited financial information for the Former Homestar Mortgage, as of and for the periods indicated, is as follows (in thousands):

                   DECEMBER 31,   JULY 2,
                       2004         2004
                   -------------  --------
Total assets. . .  $          --  $     --
                   =============  ========

Total liabilities  $          --  $     --
                   =============  ========

Owners' equity. .  $          --  $     --
                   =============  ========

                THREE MONTHS    THREE MONTHS    SIX MONTHS     SIX MONTHS
                    ENDED          ENDED           ENDED          ENDED
                DECEMBER 31,    DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
                    2004            2003           2004           2003
                -------------  --------------  -------------  -------------
Total revenues  $          --  $         (11)  $          --  $         137
                =============  ==============  =============  =============

Net income . .  $          --  $         (17)  $          --  $          17
                =============  ==============  =============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In March 2003, the Company invested $50 for a 49.5% interest in Humble Springs, LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with the Company. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and the Company agreed to provide for the cash needs of the venture (to a maximum of $547,000) in the form of additional capital contributions for which the Company will receive a preferred return upon completion of the development project. As of December 31, 2004, American Homestar had contributed a total of $450,000. In the event of a new cash loss to the partnership, the other partners have agreed to reimburse American Homestar for their proportionate share of the additional capital contributions and the accrued preferred return. Also under the terms of the partnership agreement the Company has the right, but not the obligation, to cure any loan defaults of the partnership. In such case, the Company would assume the other partners' ownership interests.

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

                   DECEMBER 31,   JULY 2,
                       2004         2004
                   -------------  --------
Total assets. . .  $         888  $    817
                   =============  ========

Total liabilities  $         438  $    488
                   =============  ========
Owners' equity. .  $         450  $    329
                   =============  ========

                THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                    ENDED          ENDED          ENDED          ENDED
                DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
                    2004           2003           2004           2003
                -------------  -------------  -------------  -------------
Total revenues  $          --  $          --  $          --  $          --
                =============  =============  =============  =============

Net income . .  $          --  $          --  $          --  $          --
                =============  =============  =============  =============

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In January 2004, we invested $50 for a 49.5% interest in 114 Starwood Development, LTD, a land development joint venture. The other partners in the venture are a land development company and certain of its affiliates, none of which are affiliated with American Homestar. Under the terms of the partnership agreement, the land developer agreed to guarantee all debt of the partnership and we agreed to provide for the cash needs of the venture (to a maximum of $500,000) in the form of additional capital contributions for which we will receive a preferred return upon completion of the development project. As of December 31, 2004 American Homestar has made additional capital contributions of approximately $499,000. In the event of a net cash loss to the partnership, the other partners have agreed to reimburse American Homestar for their proportionate share of the additional capital contributions and the accrued preferred return. Also under the terms of our partnership agreement we have the right, but not the obligation, to cure any loan defaults of the partnership. In such case, we would assume the other partners' ownership interests.

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

                   DECEMBER 31,   JULY 2,
                       2004         2004
                   -------------  --------
Total assets. . .  $       4,105  $  3,142
                   =============  ========

Total liabilities  $       3,732  $  2,644
                   =============  ========
Owners' equity. .  $         373  $    498
                   =============  ========

                 THREE MONTHS   THREE MONTHS     SIX MONTHS     SIX MONTHS
                    ENDED           ENDED          ENDED           ENDED
                 DECEMBER 31,   DECEMBER 26,    DECEMBER 31,   DECEMBER 26,
                     2004           2003            2004           2003
                --------------  -------------  --------------  -------------
Total revenues  $          86   $          --  $         145   $          --
                ==============  =============  ==============  =============

Net income . .  $         (59)  $          --  $        (125)  $          --
                ==============  =============  ==============  =============

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

                   DECEMBER 31,   JULY 2,
                       2004         2004
                   -------------  --------
Total assets. . .  $          63  $     63
                   =============  ========

Total liabilities  $          --  $     --
                   =============  ========
Owners' equity. .  $          63  $     63
                   =============  ========

                THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                    ENDED          ENDED          ENDED          ENDED
                DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
                    2004           2003           2004           2003
                -------------  -------------  -------------  -------------
Total revenues  $          --  $          --  $          --  $          --
                =============  =============  =============  =============

Net income . .  $          --  $          --  $          --  $          --
                =============  =============  =============  =============

(6)  NOTES  AND  FLOOR  PLAN  PAYABLE

     On March 15, 2004 the Company received a commitment for an inventory financing (floorplan) credit facility through 21st Mortgage Corporation. The balance outstanding at December 31, 2004 was $2.3 million and the balance at July 2, 2004 was $1.4 million. The total credit line is $15 million although maximum borrowings, at any time, are subject to a borrowing base calculation based on the age of the inventory used as collateral. Advances under this line bear interest at the greater of prime plus 1% per annum or 7% per annum. This credit facility is secured by some of the Company's new home inventory and display models

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(7)  SHAREHOLDERS'  EQUITY  AND  PRO-FORMA  EARNINGS  PER  SHARE

     On January 11, 2001, the Company and twenty-one (21) of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Southern District of Texas. On August 14, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization of the Company and its subsidiaries (the "Plan of Reorganization"). All conditions to the effectiveness of the Plan of Reorganization were met and the Plan of Reorganization became effective on October 3, 2001 (the "Effective Date").

     Under the terms of the Plan of Reorganization, all equity interests in the Company were cancelled as of the Effective Date, and all holders of outstanding shares of Company stock, which had previously traded under the symbols HSTR and HSTRQ, lost all rights to equity interests in and to the reorganized Company. Under the Plan, the Company has the authority to issue 15 million shares of new Series C common stock and is required to issue 10 million shares of Series C common stock to its general unsecured creditors. Pursuant to the exemption set forth in Section 1145 of the Bankruptcy Code, the Company issued new shares of Series C common stock to persons holding allowed unsecured claims in the Company's bankruptcy case and shares of Series M common stock to management under an incentive program. As of December 31, 2004 the Company has issued 10 million shares of Series C common stock (some of which was subsequently canceled or acquired by the Company) and 67,600 shares of Series M common stock. The Company has the authority to issue 7.5 million shares of Series M common stock to management; as of December 31, 2004 67,600 shares had been issued and 4,932,400 shares underlie options authorized under the Company's 2001 Management Incentive Program. As of December 31, 2004, there are options outstanding to purchase 4,854,900 shares of Series M common stock at an exercise price of $1.35 per share. These options vest seven years from the date of grant and may vest earlier (up to 20% per year) if certain annual performance criteria established by the Board of Directors are met. As of December 31, 2004, options for 67,500 shares had been exercised and options to purchase 1,626,090 additional shares were vested.

     We account for grants to employees and directors under the provisions of APB Opinion No. 25 and related interpretations. Had compensation expense for the Plan of Reorganization been determined based upon the fair value method as prescribed in SFAS No. 123, the loss would have changed to the following pro forma amounts for the three and six months ended December 31, 2004 and December 26, 2003, respectively.

                                THREE MONTHS ENDED    THREE MONTHS ENDED    SIX MONTHS ENDED    SIX MONTHS ENDED
                                   DECEMBER 31,          DECEMBER 26,         DECEMBER 31,        DECEMBER 26,
                                       2004                  2003                 2004                2003
                               --------------------  --------------------  ------------------  ------------------
Net income (loss) as reported  $            (1,257)  $              (908)  $            (871)  $          (1,536)
Deduct: total stock-based
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax effects . . .                  (61)                  (56)               (122)                (95)
                               --------------------  --------------------  ------------------  ------------------

Net income (loss), pro forma.  $            (1,318)  $              (964)  $            (993)  $          (1,631)
                               ====================  ====================  ==================  ==================

Income (loss) per share
    As reported . . . . . . .  $             (0.13)  $             (0.09)  $           (0.09)  $           (0.15)
                               ====================  ====================  ==================  ==================

    Pro forma . . . . . . . .  $             (0.13)  $             (0.10)  $           (0.10)  $           (0.16)
                               ====================  ====================  ==================  ==================

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(8)  TREASURY STOCK

     Of the 10,000,000 Series C shares issued in connection with the Company's reorganization, some shares have been reacquired by the Company through separate and unrelated transactions as follows:

     - In July 2004, we received 1,133 shares which were voluntarily returned to the Company and cancelled.

     - In July 2004, we purchased 20,233 shares in connection with the resolution of an unrelated dispute and these shares are currently held in treasury.

     - In December 2004, we purchased 2,051,859 shares in connection with an unsolicited offer from a shareholder and these shares are currently held in treasury.

     - In January 2005, (subsequent to balance sheet date), we purchased 1,341,597 shares in connection with an unsolicited offer from a shareholder and these shares are currently held in treasury.

     The Company has not solicited any offers and does not currently have a formal stock purchase plan in place.


(9) DILUTED PER SHARE DATA

     For the three month and six month periods ended December 31, 2004, options to purchase shares of 4,854,900 were excluded from the computations of diluted earnings per share. For the three month and six month periods ended December 26, 2003, options to purchase shares of 4,691,900 were excluded from the computations of diluted earnings per share. These options were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(10)  BUSINESS SEGMENTS

     The Company operates primarily in four business segments-(i) retail; (ii) manufacturing; (iii) insurance; and (iv) corporate. The following table summarizes, for the periods indicated, information about these segments (in thousands):

                                                                                         ADJUSTMENTS/
                                      RETAIL   MANUFACTURING   INSURANCE    CORPORATE    ELIMINATIONS   TOTAL
                                     ---------------------------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 31, 2004
Revenues from external customers. .  $11,624   $        4,990  $      348  $       18   $          --   $16,980
Intersegment revenues . . . . . . .       --            6,590          --          --          (6,590)       --
Interest expense. . . . . . . . . .       41               --          --          --              --        41
Depreciation. . . . . . . . . . . .       75               49           1          11              --       136
Segment profit (loss) before income
  taxes and earnings in affiliates.   (1,261)             734         144        (825)            (20)   (1,228)
Segment assets. . . . . . . . . . .   17,562           22,825       1,185      49,156         (36,478)   54,250
Expenditures for segment assets . .      221               65          --          12              --       298


                                                                                         ADJUSTMENTS/
                                      RETAIL   MANUFACTURING   INSURANCE    CORPORATE    ELIMINATIONS   TOTAL
                                     ---------------------------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 26, 2003

Revenues from external customers. .  $12,440   $        2,666  $      403  $        4   $          --   $15,513
Intersegment revenues . . . . . . .       --            6,561          --          --          (6,561)       --
Interest expense. . . . . . . . . .      100               --          --          --              --       100
Depreciation. . . . . . . . . . . .       65               60           1           8              --       134
Segment profit (loss) before income
  taxes and earnings in affiliates.   (1,468)             710         187        (557)            (55)   (1,183)
Segment assets. . . . . . . . . . .   20,348           22,583         575      55,073         (36,280)   62,299
Expenditures for segment assets . .       51               24          --           5              --        80


                                                                                         ADJUSTMENTS/
                                      RETAIL   MANUFACTURING   INSURANCE    CORPORATE    ELIMINATIONS   TOTAL
                                     ---------------------------------------------------------------------------
SIX MONTHS ENDED
DECEMBER 31, 2004

Revenues from external  customers .  $26,812   $       11,263  $      737  $       36   $          --   $38,848
Intersegment revenues . . . . . . .       --           12,595          --          --         (12,595)       --
Interest expense. . . . . . . . . .       79               --          --          --              --        79
Depreciation. . . . . . . . . . . .      146               97           2          20              --       265
Segment profit (loss) before income
  taxes and earnings in affiliates.   (1,919)           2,000         314      (1,348)            145      (808)
Segment assets. . . . . . . . . . .   17,562           22,825       1,185      49,156         (36,478)   54,250
Expenditures for segment assets . .      267              100           -          36              --       403


                                                                                         ADJUSTMENTS/
                                      RETAIL   MANUFACTURING   INSURANCE    CORPORATE    ELIMINATIONS   TOTAL
                                     ---------------------------------------------------------------------------
SIX MONTHS ENDED
DECEMBER 26, 2003

Revenues from external customers. .  $28,790   $        5,570  $      756  $       10   $          --   $35,126
Intersegment revenues . . . . . . .       --           14,210          --          --         (14,210)       --
Interest expense. . . . . . . . . .      201               --          --          --              --       201
Depreciation. . . . . . . . . . . .      131              123           2          20              --       276
Segment profit (loss) before income
  taxes and earnings in affiliates.   (2,187)           1,533         335      (1,557)             (5)   (1,881)
Segment assets. . . . . . . . . . .   20,348           22,583         575      55,073         (36,280)   62,299
Expenditures for segment. . . . . .       88               44           3           5              --       140


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

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain" forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the reasonable beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "intend," "estimate," "expect," "will," and "should" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These risks and uncertainties regarding forward-looking statements include the following items:

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

OVERVIEW:

     American Homestar is a regional vertically integrated manufactured housing company with operations in manufacturing, retailing, home financing and insurance. Our principal operations are located in Texas, although we also sell our products in neighboring states. We manufacture a wide variety of manufactured homes from two of our three manufacturing facilities. The third leased manufacturing facility is primarily engaged in refurbishing manufactured homes obtained through lender repossessions. We also operate 30 retail sales centers in Texas, Louisiana and Oklahoma and maintain a marketing presence in approximately 33 additional manufactured housing communities where we display homes that are ready for sale and occupancy ("spec homes") and model homes, although we do not have an on-site sales office. We also distribute homes through approximately 103 independent retailers and developers located in five states. Additionally, we operate an insurance agency, which sells homeowner's insurance, credit life insurance and extended warranty coverage to its customers. We also have a 50% interest in a mortgage brokerage business that is currently in the process of obtaining licenses necessary to operate as a mortgage broker/loan originator. We have also aligned with several subdivision developers to meet an emerging market segment in our core Southwest market region and to gain greater market share. We believe that our regional vertical integration strategy, which derives multiple profit sources from each retail sale, will allow us to be more successful, over time, than would otherwise be the case.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS  OF  OPERATIONS

     The following table summarizes certain key sales and operating statistics for the periods:

                                                            THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                                ENDED          ENDED          ENDED          ENDED
                                                            DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
                                                                2004           2003           2004           2003
                                                            -------------  -------------  -------------  -------------
Company-manufactured new homes sold at retail:
    Single section . . . . . . . . . . . . . . . . . . . .             64             37            142             86
    Multi-section. . . . . . . . . . . . . . . . . . . . .            129            155            293            316
Total new homes sold at retail . . . . . . . . . . . . . .            193            192            435            402
Previously-owned homes sold at retail. . . . . . . . . . .             95             90            210            192
Average retail selling price - new homes, excluding land:
    Single section . . . . . . . . . . . . . . . . . . . .  $      29,845  $      35,202  $      29,498  $      32,963
    Multi-section. . . . . . . . . . . . . . . . . . . . .  $      64,940  $      66,133  $      67,057  $      65,096
Company-operated retail centers and community
    sales offices at end of period . . . . . . . . . . . .             30             31             30             31
Total manufacturing shipments (homes). . . . . . . . . . .            339            255            674            562
Manufacturing shipments to independent retail
  sales centers and developers (homes) . . . . . . . . . .            148             65            312            143

     The following table summarizes the Company's operating results, expressed as a percentage of total revenues, for the periods indicated:

                                                  THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                      ENDED          ENDED          ENDED          ENDED
                                                  DECEMBER 31,   DECEMBER 26,   DECEMBER 31,   DECEMBER 26,
                                                      2004           2003           2004           2003
                                                  -------------  -------------  -------------  -------------
Total revenues . . . . . . . . . . . . . . . . .         100.0%         100.0%         100.0%         100.0%
Gross profit . . . . . . . . . . . . . . . . . .          28.6%          33.0%          29.4%          33.4%
Selling, general and administrative expenses . .          36.6%          42.9%          33.1%          40.0%
Operating loss . . . . . . . . . . . . . . . . .         (8.0%)         (9.9%)         (2.5%)         (6.2%)
Loss before income taxes, earnings in affiliates
  and discontinued operations. . . . . . . . . .         (7.2%)         (7.6%)         (2.1%)         (5.4%)
Net loss . . . . . . . . . . . . . . . . . . . .         (7.4%)         (5.9%)         (2.2%)         (4.4%)

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 26, 2003

     Net Sales. Net sales of manufactured homes were $16.3 million for the three months ended December 31, 2004, compared to $14.8 million for the three months ended December 26, 2003. The 10% increase in net sales was a result of an increase in manufacturer sales to developers and independents. The increase in manufacturing sales was partially offset by a slight decline in retail home sales.

     Retail sales declined $0.8 million (or 7%) for the three months ended December 31, 2004 compared to the three months ended December 26, 2003. New home sales were 193 homes for the three months ended December 31, 2004 compared to 192 homes for the three months ended December 26, 2003. Same store retail sales were approximately 6 homes per retail store in each period. While new home unit sales remained stable the decline in sales dollars resulted from a larger proportion of single section homes (with lower average selling prices) sold in the current quarter. Management continues to monitor all stores to ensure that sales are at or above pre-determined minimum acceptable levels.

     Manufacturing division sales to independent dealers and developers increased $2.3 million (or 87%) in the three month period ended December 31, 2004 when compared to the three month period ended December 26, 2003. The increase in manufacturing sales in the current quarter was largely attributable to homes produced for a large subdivision project.

     Other Revenues. Other revenues, principally commissions from the sale of insurance and lender repossessions, were $0.7 million for the three months ended December 31, 2004, compared to $0.8 million for the three months ended December 26, 2003.

     Cost of Sales. Cost of sales was $12.1 million (or 71% of revenues) for the three months ended December 31, 2004, compared to $10.4 million (or 67% of revenues) for the three months ended December 26, 2003.

     Cost of sales for homes sold at retail increased to 74% of retail revenues for the three months ended December 31, 2004, compared to 72% of retail revenues for the three months ended December 26, 2003. This increase in retail cost of sales was due in part to the liquidation of older single section homes at cost and the introduction of a new special value series (slightly lower margin) product offering.

     Cost of sales for homes sold to independent dealers and subdivision developers (expressed as a percentage of manufacturing revenues) for the three months ended December 31, 2004 was slightly higher at 87% when compared to 86% for the three months ended December 26, 2003. During the current quarter significant increases in the cost of building materials were offset by improvements in direct labor efficiencies and volume leverage against fixed manufacturing costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.2 million (or 37% of revenues) in the three months ended December 31, 2004, compared to $6.7 million (or 43% of revenues) in the three months ended December 26, 2003. Lower fixed costs due to fewer retail stores were partially offset by increases in other selling expenses.

     Interest Expense. Interest expense was $41,000 for the three months ended December 31, 2004, compared to $100,000 for the three months ended December 26, 2003. The decrease was attributable to the significant reduction of the inventory-related (floor plan) debt from $5.8 million at December 26, 2003 to $2.3 million at December 31, 2004.

     Other Income. Other income was $0.2 million for the three months ended December 31, 2004, compared to $0.4 million for the three months ended December 26, 2003. Other income for the three months ended December 26, 2003 included a one time refund of workers compensation premiums

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Income Taxes. No income tax benefit was recognized in the current period because our deferred tax assets continue to be fully reserved. However there was a tax benefit of $0.2 million due to a tax refund in the three months ended December 26, 2003.

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was $8,500 for the three months ended December 26, 2003. On March 23, 2004, the Company and its partner in the venture, 21st Mortgage, dissolved and liquidated Homestar 21. In the quarter ended December 26, 2003 our 50% share in the after tax earnings of the Former Homestar Mortgage was a loss of $8,500. The Former Homestar Mortgage had no earnings for the three months ended December 31, 2004, as it ceased operations effective July 31, 2003.

     Our 49.5% share in the earnings of 114 Starwood LLP for the three months ended December 31, 2004 was a loss of $30,000. Starwood had no earnings for the three months ended December 26, 2003 as the Company did not invest in Starwood until January 2004.

     Discontinued Operations: We sold our 51% interest in Roadmasters, a transportation company, during the year ended July 2, 2004. Operating results for Roadmasters for the three months ended December 26, 2003 are now reported as discontinued operations.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 26,
2003

      Net Sales. Net sales of manufactured homes were $37.3 million for the six months ended December 31, 2004, compared to $33.5 million for the six months ended December 26, 2003. The 11% increase in net sales was as a result of a increase of manufacturer sales to independents and developers.

     Retail sales declined $1.9 million (or 6.9%) for the six months ended December 31, 2004 compared to the six months ended December 26, 2003. New home sales increased to 435 homes for the six months ended December 31, 2004 from 402 homes for the six months ended December 26, 2003. Same store sales at retail were approximately 15 homes per retail store in each period. While new home unit sales increased the decline in sales dollars resulted from a larger proportion of single section homes (with lower average selling prices) sold in the current period. Management continues to monitor all stores to ensure that sales are at or above pre-determined minimum acceptable levels.

     Manufacturing division sales to independent dealers and developers were $11.3 million in the six months period ended December 31, 2004, compared to $5.6 million in the six month period ended December 26, 2003. The increase in manufacturing sales in the current period was largely attributable to homes produced for a large subdivision project.

     Other Revenues. Other revenues, principally commissions from the sale of insurance and lender repossessions, were unchanged at $1.6 million for the six months ended December 31, 2004 and for the six months ended December 26, 2003.

     Cost of Sales. Cost of sales was $27.4 million (or 71% of revenues) for the six months ended December 31, 2004, compared to $23.4 million (or 67% of revenues) for the six months ended December 26, 2003.

     Cost of sales for homes sold at retail increased to 74% of retail revenues for the six months ended December 31, 2004, compared to 72% of retail revenues for the six months ended December 26, 2003. The increase in retail cost of sales was due primarily to the liquidation of older single sections homes at cost and the introduction of a new special value series (slightly lower margin) product offering in the second quarter. In addition, we experienced increased homesite construction cost overruns in the six months ended December 31, 2004 compared to the six months ended December 26, 2003.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     Cost of sales for homes sold to independent dealers and developers (expressed as a percentage of manufacturing revenues) for the six months ended December 31, 2004 was essentially unchanged at 86% when compared to the six months ended December 26, 2003. Significant increases in costs of building materials during the six month period ended December 31, 2004 were offset by improvements in direct labor efficiencies and volume leverage against fixed manufacturing costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.9 million (or 33% of revenues) in the six months ended December 31, 2004, compared to $14.0 million (or 40% of revenues) in the six months ended December 26, 2003. Lower fixed costs due to fewer retail stores were partially offset by increases in other net selling expenses.

     Gain on Sale of Assets: Gain on sale of assets was $0.5 million for the six months ended December 31, 2004 primarily as a result of selling a former manufacturing plant (classified as assets held for sale) for $2.4 million.

     Interest Expense. Interest expense was $0.1 million for the six months ended December 31, 2004, compared to $0.2 million for the six months ended December 26, 2003. The decrease was attributable to the significant reduction of the inventory-related (floor plan) debt from $5.8 million at December 26, 2003 to $2.3 million at December 31, 2004.

     Other Income. Other income was $0.2 million for the six months ended December 31, 2004, compared to $0.5 million for the six months ended December 26, 2003. Other income for the three months ended December 26, 2003 included a one time refund of workers compensation premiums.

     Income Taxes. No income tax benefit was recognized in the current period because our deferred tax assets continue to be fully reserved. However there was a tax benefit of $0.2 million due to a tax refund in the six months ended December 26, 2003.

     Earnings in Affiliates. Our 50% share in the after-tax earnings of Homestar 21, LLC was a loss of $23,000 for the six months ended December 26, 2003. On March 23, 2004, the Company and its partner in the venture, 21st Mortgage dissolved and liquidated Homestar 21. In the six months ended December 26, 2003 our 50% share in the after tax earnings of the Former Homestar Mortgage was $8,500. The Former Homestar Mortage had no earnings for the six months ended December 31, 2004, as it ceased operations effective July 31, 2003.

     Our 49.5% share in the earnings of 114 Starwood LLP for the six months ended December 31, 2004 was a loss of $63,000. Starwood had no earnings for the six months ended December 26, 2003 as the Company did not invest in Starwood until January 2004.

     Discontinued Operations. We sold our 51% interest in Roadmasters, a transportation company, during the year ended July 2, 2004. Operating results for the six months ended December 26, 2003 are now reported as discontinued operations.

LIQUIDITY  AND  CAPITAL  RESOURCES:

     At December 31, 2004, we had unrestricted operating cash and cash equivalents of $14.3 million.

     During the six months ended December 31, 2004, operating cash increased by $0.3 million. Principal sources of cash were $2.9 million from the sale of excess inventory (both subdivision "spec" and retail center display models), $2.4 million from the sale of idle assets, and $0.9 million from net borrowings under our floorplan credit facility. Principal uses of cash during the six months ended December 31, 2004 were $1.3 million for the repurchase of Series C common stock, which we hold as treasury shares, $1.0 million prepayment of annual premiums relating to our property casualty and general liability insurance, $1.7 million for working capital, and $1.0 million to fund operating losses. We also purchased a $0.5 million certificate of deposit which was pledged to our bank as collateral for a one-year irrevocable letter of credit.

                 AMERICAN HOMESTAR CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     The balance outstanding at December 31, 2004 under the floor plan credit facility with 21st Mortgage was at our targeted level of $2.3 million. While we do not presently require these funds, we wanted to activate the credit facility. This revolving line carries an annual interest rate of the greater of prime plus 1% per annum or 7% per annum. This credit facility is secured by some of the Company's new home inventory and display models.

     In accordance with customary business practice in the manufactured housing industry, we have entered into repurchase agreements with various financial institutions and other credit sources pursuant to which we have agreed, under certain circumstances, to repurchase manufactured homes sold to independent dealers in the event of a default by such independent dealer on their obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes at declining prices over the periods of the agreements (which generally range from 18 to 24 months). While repurchase activity is very sporadic and cyclical, we provide for anticipated repurchase losses. At December 31, 2004, we were at risk to repurchase approximately $2.2 million of manufactured homes and we have provided for estimated net repurchase losses of approximately $0.1 million.

     We believe that our current cash position and expected cash flow from operations and the liquidation of excess inventory, along with our floor plan facility, will be sufficient to support our cash and working capital requirements for the foreseeable future.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We  have  not  participated  in  any  off-balance  sheet  arrangements.

INFLATION AND SEASONALITY

     Inflation in recent years has been modest and has primarily affected our manufacturing costs in the areas of labor, manufacturing overhead, raw materials other than lumber, steel and certain petroleum-based materials. The price of lumber, steel and certain petroleum-based materials are affected more by the imbalances between supply and demand than by inflation. Historically, we believe we have been able to minimize the effects of inflation by increasing the selling prices of our products, improving our manufacturing efficiency and increasing our employee productivity. In addition, our business is seasonal, with weakest demand typically from mid-November through February and the strongest demand typically from March through mid-November.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of our liability for floor plan of manufactured housing retail inventories. We do not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

     For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. We do not have an obligation to prepay fixed-rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it. Based on the current level of variable-rate debt, each one percentage point increase (or decrease) in interest rates occurring on the first day of the year would result in an increase (or decrease) in interest expense for the coming year of approximately $23,000.

     Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We do not believe that future market interest rate risks related to our marketable investments or debt obligations will have a material impact on the Company or the results of our future operations.

     We  do  not  hold  any  financial  instruments  for  trading  purposes.

ITEM  4.  CONTROLS  AND  PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal controls over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

                                     PART II
                                OTHER INFORMATION

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

                            ISSUER PURCHASES OF EQUITY SECURITIES
                            -------------------------------------

                                                                             (d) Maximum
                                                                             Number (or
                                                      (c) Total Number       Approximate
                                                          of Shares       Dollar Value) of
                                                      Purchased as Part  Shares that May Yet
                      (a) Total Number  (b) Average      of Publicly     be Purchased Under
                         of Shares       Price Paid    Announced Plans      the Plans or
Period                   Purchased       Per Share       or Programs          Programs
--------------------  ----------------  ------------  -----------------  -------------------
October 2, 2004 to
  November 5, 2004           --              --              --                  --

November 6, 2004  to
  December 3, 2004           --              --              --                  --

December 4, 2004 to
  December 31, 2004      2,051,859         $0.63             --                  --

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     a) The Annual Meeting of Shareholders of American Homestar Corporation was held on October 18, 2004.

     b) The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

               Nathan  P.  Morton         Series  I  Director
               Richard  N.  Grasso        Series  C  Director
               Ellis  L.  McKinley        Series  C  Director

     c)   The  tabulation  of  votes  for  each Director nominee was as follows:

                                          For        Withheld
                                       ---------     ---------
               Nathan  P.  Morton      4,756,663     2,574,390
               Richard  N.  Grasso     4,691,529     2,571,924
               Ellis  L.  McKinley     4,689,063     2,574,390

     By unanimous written consent on July 21, 2004, the holders of Series M common stock elected Finis F. Teeter and Richard F. Dahlson to serve as Series M Directors until their successors are elected and qualified.

ITEM  6.  EXHIBITS

(a)  The  following  exhibits  are  filed  as  part  of  this  report:

Exhibit No.                                    Description
-------------------------------------------------------------------------------------------------------------------
31.1         Certification pursuant to Rule 13a-14(a) (17 CFR 240.13a-14(a)) for Finis F. Teeter, Chief Executive
             Officer of the Company.

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

                                  AMERICAN  HOMESTAR  CORPORATION

     Date: February 2, 2005       By:  /s/  Craig A. Reynolds
                                       -----------------------------------------
                                       Craig A. Reynolds
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial and Accounting Officer)

                                                 EXHIBIT INDEX
---------------------------------------------------------------------------------------------------------------

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